Form 10-Q
period 1996-04-30
WASHINGTON HOMES INC
filed 1996-06-04
CIK 104834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: April 30, 1996.

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-7643

                             WASHINGTON HOMES, INC.
             (Exact name of registrant as specified in its charter)

            MARYLAND                                              52-0818872
(State or other jurisdiction of                                 (IRS employer
 incorporation or organization)                              identification no.)

               1802 Brightseat Road, Landover, Maryland 20785-4235 (Address of principal executive offices) (Zip Code)

                                 (301) 772-8900
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X         NO
                                  -------        -------

Number of shares of each of the registrant's classes of common stock outstanding at May 31, 1996:

                  Class                                     Number of Shares
                  -----                                     ----------------

   Common Stock (voting), $.01 par value                       7,000,000
   Common Stock (non-voting), $.01 par value                     942,763

                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION


  Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets
    - April 30, 1996 and July 31, 1995 (Unaudited)                            3

    Condensed Consolidated Statements of Net Earnings
    - Three Months and Nine Months Ended April 30, 1996 and 1995 (Unaudited)  4

    Condensed Consolidated Statements of Cash Flows
    - Nine Months Ended April 30, 1996 and 1995 (Unaudited)                   5

    Notes to Condensed Consolidated Financial Statements (Unaudited)          6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              7


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                   12


PART 1.  ITEM 1.  Financial Statements

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                          April 30,     July 31,
ASSETS                                                      1996          1995
                                                            ----          ----
                                                              (in thousands)

Cash and cash equivalents                                  $8,943       $ 15,111
Residential inventories                                   127,096        119,652
Excess of costs over net assets acquired, net              16,681         17,064
Investment in joint venture                                 2,675          2,276
Other                                                      12,000          9,960
                                                           ------          -----

    Total Assets                                         $167,395       $164,063
                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Notes and loans payable                                 $80,413       $ 72,608
  Trade accounts payable                                   12,757         16,934
  Income taxes payable                                        578            705
  Deferred income taxes                                     4,391          5,211
  Other                                                     3,525          4,583
                                                            -----          -----

    Total Liabilities                                     101,664        100,041

Shareholders' Equity
  Common Stock
    15,000,000 shares voting common stock authorized;
        7,000,000 shares issued and outstanding,               70             70
    1,100,000 shares non-voting common stock authorized;
        942,763 shares issued and outstanding,                  9              9
  Additional paid - in capital                             35,147         35,147
  Retained earnings                                        30,505         28,796
                                                           ------         ------

    Total Shareholders' Equity                             65,731         64,022
                                                           ------         ------

    Total Liabilities and Shareholders' Equity           $167,395       $164,063
                                                         ========       ========





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                   (Unaudited)
                     (in thousands except per share amounts)


                                                       Three Months Ended                 Nine Months Ended
                                                             April 30,                         April 30,
                                                       ------------------                 -----------------
                                                        1996           1995             1996              1995
                                                        ----           ----             ----              ----
Revenues
     Homebuilding                                    $36,908         $36,961          $108,483         $112,684
     Land sales                                        1,714           2,326             2,074            5,225
     Other income                                        782             343             1,556              928
                                                         ---             ---             -----              ---
         Total revenues                               39,404          39,630           112,113          118,837

Expenses
     Cost of sales - homebuilding                     29,329          29,487            86,373           90,474
     Cost of sales - land sales                        1,515           1,126             1,850            3,767
     Selling, general and administrative               6,073           5,499            16,827           16,138
     Interest                                            999             951             2,853            2,721
     Financing fees                                      200             152               599              556
     Amortization and depreciation expense               199             214               564              589
                                                    --------        --------          --------         --------
         Total expenses                               38,315          37,429           109,066          114,245

Earnings before income taxes                           1,089           2,201             3,047            4,592

Income tax expense                                       475             908             1,338            1,941

Net earnings                                            $614          $1,293            $1,709           $2,651
                                                        ====          ======            ======           ======


Earnings per common share, based on
7,942,763 shares outstanding                           $0.08           $0.16             $0.22            $0.33
                                                   =========         =======             =====            =====








See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                                  April 30,
                                                              -----------------
                                                              1996         1995
                                                              ----         ----
                                                               (in thousands)

Cash flows from operating activities:
   Net earnings                                              $1,709      $2,651
   Adjustments to reconcile net earnings to
   net cash used in operating
   activities:
      Amortization and depreciation                             564         589
      Deferred income taxes                                    (820)     (1,481)
   Changes in assets and liabilities:
      Residential inventories                                (7,445)    (17,420)
      Other assets                                           (1,951)     (2,018)
      Trade accounts payable                                 (4,178)     (1,506)
      Income taxes payable                                     (126)       (244)
      Other liabilities                                      (1,057)     (2,245)
                                                            -------     -------
      Net cash used in operating activities                 (13,304)    (21,674)

Cash flows from investing activities:
      Purchases of property and equipment,
        net of disposals                                      (266)           5
      Investment in joint venture                             (399)          --
      Proceeds from joint venture                               --        6,847
                                                           -------      -------
      Net cash provided by (used in) investing activities     (665)       6,852

Cash flows from financing activities:
         Proceeds from notes and loans payable              80,773       60,386
         Repayments of notes and loans payable             (72,972)     (54,352)
         Dividends                                              --         (397)
                                                           -------      -------
         Net cash provided by financing activities           7,801        5,637
                                                           -------      -------
Net decrease in cash and cash equivalents                   (6,168)      (9,185)
Cash and cash equivalents, beginning of period              15,111       20,076
                                                           -------      -------

Cash and cash equivalents, end of period                    $8,943      $10,891
                                                           =======      =======





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Basis of Presentation

                  The unaudited condensed consolidated financial statements include the accounts of Washington Homes, Inc. and its wholly-owned subsidiaries (the "Company").

                  The Company is principally engaged in the business of the construction and sale of residential housing. All significant intercompany balances and transactions have been eliminated in consolidation.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report for the year ended July 31, 1995. Operating results for the three and nine months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996.

2.   Shareholders' Equity

                  Common Stock. The Company has 15,000,000 shares of Common Stock (voting) authorized of which 7,000,000 shares were outstanding at April 30, 1996. Such shares entitle the holder to one vote for each share of Common Stock held.

                  Non-voting Common Stock. The Company has 1,100,000 shares of non-voting common stock authorized of which 942,763 shares were outstanding at April 30, 1996. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock. The non-voting common stock can be converted into voting common stock on a share-for-share basis.

3.   Earnings Per Share

                  Earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

4.  Notes and Loans Payable

    Notes and loans payable consist of the following:

                                             April 30,               July 31,
                                               1996                    1995
                                               ----                    ----
                                                  (dollars in thousands)

     Senior Notes                             $43,000                 $43,000
     Revolving Credit Facilities               29,378                  18,607
     Land Acquisition and Other                 8,035                  11,001
                                               ------                 -------
                                              $80,413                 $72,608
                                              =======                 =======

                  Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of Senior Notes due October 2000. Two series of Senior Notes were issued: $30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (8.03% at April 30, 1996), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Principal repayments are due in three equal annual installments commencing in October 1998.

                  Revolving Credit  Facilities.  Revolving Credit  Facilities at
April 30, 1996, consist of three secured seasonal revolving loan commitments totaling $51,200,000 to fund acquisition of finished building lots, home construction and model homes. In addition, the Revolving Credit Facilities provide aggregate letters of credit in the amount of $8,000,000 principally for finished building lot contract deposits and bonding to municipalities for land development. The facilities are due in October 1996, June 1997 and July 1997. Borrowings under the facilities bear interest at prime (8.25% at April 30,
1996), prime plus 1% or LIBOR (30 day LIBOR at April 30, 1996 was 5.438) plus 1.90% to 2.50% depending upon the composition of collateral, and are collateralized by inventory.

                  Land Acquisition Loans. The Company has loans with various land sellers and lenders for the acquisition of land which bear interest at fixed rates ranging from 8.0% to 10% or variable rates of prime to prime plus 1% and are collateralized by the related land under development.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Annual Operating Cycle

                  The homebuilding industry in general and the operations of the Company are seasonal in nature. The number of new orders signed is generally higher in the period from February through May compared to the balance of the year. Deliveries peak in the fiscal quarter ending July 31 as a substantial portion of homes for which contracts are written during the fiscal quarter ending April 30 are delivered. Delivery volume is relatively constant during the remainder of the year. Backlog is the number of homes under contract but not delivered at the end of the period. Revenue is recognized upon the delivery of finished homes. The following table, which sets forth the quarterly operating results for the Company during the last five fiscal quarters illustrates this cycle:

                                                  Three Months Ended
                           --------------------------------------------------------------------
                           April 30,      July 31,     October 31,     January 31,    April 30,
                             1995           1995          1995            1996          1996
                             ----           ----          ----            ----          ----
                                                  (dollars in thousands)
Selected Operating Data
- -----------------------
Revenues-homebuilding        $36,961       $63,925        $37,397         $34,178       $36,908
Number of net new orders         436           263            251             218           410
Number of homes delivered        244           423            246             219           245
Number of homes in backlog       721           561            566             565           730
Sales value of backlog      $114,928       $91,062        $92,700         $92,119      $119,188


Geographic Breakdown of Operations

    Set forth below is information for the Company's operations by geographic markets:


                              Three Months Ended          Nine Months Ended
                                   April 30,                  April 30,
                                   ---------                  ---------
Net New Orders                 1996         1995          1996          1995
- --------------                 ----         ----          ----          ----
Washington/Baltimore            255          314           521           594
North Carolina                  142          118           332           253
Nashville                         4            0             4             0
Pittsburgh                        9            4            22            14
                                ---          ---           ---           ---
                                410          436           879           861
                                ===          ===           ===           ===



                              Three Months Ended          Nine Months Ended
                                   April 30,                  April 30,
                                   ---------                  ---------
Homes Delivered                1996         1995          1996          1995
- ---------------                ----         ----          ----          ----

Washington/Baltimore            163          182           447           567
North Carolina                   79           58           248           163
Pittsburgh                        3            4            15            14
                                ---          ---           ---           ---
                                245          244           710           744
                                ===          ===           ===           ===


                                   April 30,
                                   ---------
Backlog of Sold Homes          1996         1995
- ---------------------          ----         ----

Washington/Baltimore            498          558
North Carolina                  208          147
Nashville                         4            0
Pittsburgh                       20           16
                                ---          ---
                                730          721
                                ===          ===


Results of Operations

Three Months Ended April 30, 1996 Compared to Three Months Ended April 30, 1995

                  Total revenues from homes delivered was not significantly different at $36.9 million during the three months ended April 30, 1996 than the $37.0 million in revenues during the same three month period ended April 30, 1995 as the number of homes delivered narrowly increased to 245 homes in the third quarter of fiscal 1996 from 244 homes in the third quarter of fiscal 1995. Results for the third quarter of fiscal 1996 were negatively impacted by winter weather conditions early in the quarter which extended production schedules. During this period the average sales price of homes delivered decreased to $150,600 in fiscal 1996 from $151,500 in the fiscal 1995 period. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

                  Revenues and gross profit from land sales were $1.7 million and $199,000 for the three months ended April 30, 1996 as compared to $2.3 million and $1.2 million during the same three month period in fiscal 1995.

                  Gross profit as a percentage of revenues from homes delivered increased to 20.5% during the three months ended April 30, 1996 compared to 20.2% during the same three month period in fiscal 1995. The increase in gross margins resulted from the proportionate increase in deliveries in North Carolina where there have been higher margins and a modest increase in the Company's Washington operations.

                  Selling, general and administrative expenses increased $600,000 to $6.1 million during the three month period ended April 30, 1996 as compared to $5.5 million in the same three month period in fiscal 1995, primarily due to costs associated with the expansion into new markets. In addition, selling, general and administrative expenses increased as a percentage of homebuilding revenues to 16.5% in the three months ended April 30, 1996 compared to 14.9% for the same period in fiscal 1995.

                  Operating income (earnings before interest, financing fees and taxes) decreased to $2.3 million in the three months ended April 30, 1996 as compared to $3.3 million for the same period in fiscal 1995 primarily due to the decrease of 1.0 million in gross profit from land sales and decreased as a percentage of homebuilding revenues to 6.2% from 8.9% for the same period in fiscal 1995.

                  Interest and financing fees increased slightly to $1.2 million during the three months ended April 30, 1996 as compared to $1.1 million in the same three month period in fiscal 1995.

Nine Months Ended April 30, 1996 Compared to Nine Months Ended April 30, 1995

                  Total revenues from homes delivered decreased $4.2 million (3.7%) to $108.5 million during the nine months ended April 30, 1996 as compared to $112.7 million during the same nine month period ended April 30, 1995. The number of homes delivered decreased 4.6% to 710 homes in the nine month period of fiscal 1996 from 744 homes in the nine month period of fiscal 1995. During this period the average sales price of homes delivered increased to $152,800 in fiscal 1996 from $151,500 in the fiscal 1995 period. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

                  Revenues and gross profit from land sales were $2.1 million and $224,000 for the nine months ended April 30, 1996 as compared to $5.2 million and $1.5 million during the same nine month period in fiscal 1995.

                  Gross profit as a percentage of revenues from homes delivered increased to 20.4% during the nine months ended April 30, 1996 compared to 19.7% during the same nine month period in fiscal 1995. The increase in gross margins resulted from the proportional increase in deliveries in North Carolina where there have been higher margins and a modest increase in the Company's Washington operations.

                  Selling, general and administrative expenses increased $700,000 to $16.8 million during the nine month period ended April 30, 1996 as compared to $16.1 million for the same nine month period in fiscal 1995. In addition, selling, general and administrative expenses increased as a percentage of homebuilding revenues to 15.5% in the nine months ended April 30, 1996 compared to 14.3% for the same period in fiscal 1995 due to the lower volume of deliveries.

                  Operating income (earnings before interest, financing fees and taxes) decreased to $6.5 million in the nine months ended April 30, 1996 as compared to $7.9 million for the same period in fiscal 1995 and decreased as a percentage of homebuilding revenues to 6.0% from 7.0% for the same period in fiscal 1995.

                  Interest and financing fees increased slightly to $3.4 million during the nine months ended April 30, 1996 compared to $3.3 million in the nine month period ended April 30, 1995.

Capital Resources and Liquidity

                  Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

                  At April 30, 1996, the Company had cash and cash equivalents of $8.9 million of which $700,000 was restricted to collateralize bank letters of credit, customer deposits and other escrows. The remaining $8.2 million was available to the Company.

                  The Company had $102.2 million in borrowing availability from various lending institutions and land sellers of which $80.4 million was outstanding at April 30, 1996.


                  The Company believes that it will be able to fund its activities through fiscal 1996 through a combination of operating cash flow, existing cash balances and borrowings from banks and other lending institutions. Except for ordinary expenditures for the construction of homes and acquisition and development of land, the Company does not have any material commitments for capital expenditures at the present time.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

                  27.      Financial Data Schedule

    (b) Reports on Form 8-K

                  The registrant did not file any reports on Form 8-K during the quarter ended April 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WASHINGTON HOMES, INC.
                                    (Registrant)



Date: June 4, 1996                  By:/s/ GEATON A. DECESARIS, JR.
                                    -------------------------------
                                    Geaton A. DeCesaris, Jr.
                                    President and Chief Executive Officer



Date: June 4, 1996                  By:/s/ CLAYTON W. MILLER
                                    ------------------------
                                    Clayton W. Miller
                                    Principal Accounting Officer