Form 10-K
period 1996-07-31
WASHINGTON HOMES INC
filed 1996-10-29
CIK 104834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1996

                          Commission file number 1-7643

                              WASHINGTON HOMES, INC
             (Exact name of registrant as specified in its charter)


               Maryland                                          52-0818872
               --------                                          ----------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

   1802 Brightseat Road, Landover, MD                            20785-4235
   ----------------------------------                            ----------
(Address of principal executive offices)                         (Zip Code)

                                 (301) 772-8900
                                 --------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
Common Stock (voting), $.01 par value           New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
                                      None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         On September 26, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14,014,579.

         Number of shares of each of the registrant's classes of common stock outstanding at September 30, 1996:

                  Class                                         Number of Shares
                  -----                                         ----------------
  Common Stock (voting), $.01 par value                            7,000,000
Common Stock (non-voting), $.01 par value                            942,763


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for fiscal year ended July 31, 1996 (Part II).

Proxy statement to be filed pursuant to Regulation 14A for 1996 Annual Meeting of Shareholders to be held November 13, 1996 (Part III).

                             WASHINGTON HOMES, INC.
                                FORM 10-K REPORT


                                TABLE OF CONTENTS

 PART I.                                                                    PAGE
                                                                            ----
    Item 1.   Business ....................................................   3
    Item 2.   Properties ..................................................   9
    Item 3.   Legal Proceedings ...........................................  10
    Item 4.   Submission of Matters to a Vote of Security Holders .........  10

PART II.

    Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters .........................................  11
    Item 6.   Selected Financial Data .....................................  12
    Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................  12
    Item 8.   Financial Statements and Supplementary Data .................  12
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................  12

PART III.

    Item 10.  Directors and Executive Officers of the Registrant ..........  13
    Item 11.  Executive Compensation ......................................  14
    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management ..................................................  14
    Item 13.  Certain Relationships and Related Transactions ..............  14

PART IV.

    Item 14.  Exhibits, Financial Statement Schedules and Reports on
              Form 8-K ....................................................  15

SIGNATURES  ...............................................................  18

EXHIBITS  .................................................................  19

                                     Part I
                                     ------

Item 1.    Business
-------    --------

General

         Washington Homes, Inc. designs, builds and markets single-family detached homes, townhomes and condominium homes primarily to first-time and first move-up homebuyers in the metropolitan areas of Washington, D.C.-Baltimore, Maryland; Greensboro, Raleigh and Charlotte, North Carolina; Nashville, Tennessee; and Pittsburgh, Pennsylvania. The Company's largest market, the Washington-Baltimore corridor, is one of the most prosperous major markets in the country. The Company commenced operations in 1965 and entered the Raleigh and Greensboro, North Carolina markets through an acquisition effective as of May 1, 1994. During fiscal 1996 the Company began operating in Charlotte, North Carlina and Nashville, Tennessee and expanded operations in Pittsburgh. The Company operates under the name "Washington Homes" in Maryland, Virginia and Pennsylvania and as "Westminster Homes" in North Carolina and Tennessee.

         The Company focuses its marketing efforts on consumers whose top priorities are price and value. During the five years ended July 31, 1996 the Company delivered 5,067 homes and currently offers homes for sale in 59 communities at base sales prices ranging from $82,000 to $270,000. The Company delivered 1,087 homes during the fiscal year ended July 31, 1996 generating total revenues of $175.0 million. The average sales price of homes delivered by the Company during fiscal 1996 was approximately $151,300. At July 31, 1996 there was a backlog of 601 homes under contract with a sales value of $97.6 million.

         Washington Homes, Inc. was incorporated in the State of Maryland in 1965. Unless the context otherwise requires, the terms "Company" and "WHI" as used in this report refer to Washington Homes, Inc. and its subsidiaries. The Company's principal executive offices are located at 1802 Brightseat Road, Landover, Maryland 20785-4235, and its telephone number is (301) 772-8900.


Products

         The Company builds homes designed by its own personnel with assistance from outside architectural firms. It strives to create a diversity of architectural styles in each residential community by providing exterior and interior design options for homes with the same basic floor plans that are intended to appeal to a broad range of potential buyers and respond to changes in the market place.

         Each residential community offers several home plans, with the opportunity to select various exterior styles. The Company develops new designs to replace or augment existing ones as part of its continuing efforts to assure that its homes are responsive to current consumer preferences.

         The range of base sales prices and home sizes for the Company's homes as of July 31, 1996 was as follows:

                                   Base Sales Prices          Range of Sizes
                                   -----------------          --------------
Single-family detached homes      $ 97,000 - $270,000     1,100 to 3,000 sq. ft.
Townhomes                         $ 82,000 - $157,000     1,150 to 1,600 sq. ft.
Condominiums                      $100,000 - $131,000       950 to 1,400 sq. ft.

In all of WHl's communities, certain options including fireplaces, finished basements, brick fronts, upgraded appliances, carpet and lot location are available to the purchaser for an additional charge.

         The following table sets forth a breakdown of the Company's deliveries by housing type in each of the last three years:

                                                      Years Ended July 31,
                       ----------------------------------------------------------------------------------
                                 1996                         1995                         1994
                       -------------------------    -------------------------    ------------------------
                                                      (Dollars in thousands)

                       Homes     %       Amount     Homes     %       Amount     Homes    %       Amount
                       -----    ---      ------     -----    ---      ------     -----   ---      ------

Single-family
  detached homes.....    668    61.5%   $112,655      820    70.3%   $102,273     412    41.6%   $ 69,766
Townhomes............    366    33.7%     49,117      315    27.0%     70,689     578    58.3%     71,877
Condominiums.........     53     4.8%      6,049       32     2.7%      3,647       1     0.1%        111
                       -----   ------   --------    -----   ------   --------     ---   ------   --------
       Total.........  1,087   100.0%   $167,821    1,167   100.0%   $176,609     991   100.0%   $141,754
                       =====   ======   ========    =====   ======   ========     ===   ======   ========


Organization

         The Company's homebuilding operations are organized into eight geographically based homebuilding divisions. Division offices are maintained in Landover, Maryland; Manassas, Virginia; Charlotte, Cary and Greensboro, North Carolina; Nashville, Tennessee; and Pittsburgh, Pennsylvania. Corporate headquarters are located in Landover, Maryland.

         Each division is headed by a division manager who reports to the President. Division managers have responsibility for day-to-day operations, including implementation of community marketing strategies, pricing of homes, managing subcontractors, delivering of finished homes and providing attendant service work. Division managers are supported by sales and production managers. The sales manager coordinates marketing and advertising programs and oversees the sales representatives based at each community. One production manager oversees field operations with managerial responsibility for on-site production superintendents. A second production manager is responsible for purchasing materials, procuring subcontractor services, technical design and construction issues.

         Sales and building activities are managed at each community by a sales representative and a production superintendent. The sales representative is responsible for implementing the Company's marketing programs and for follow-through with customers, from contract signing and loan application through delivery. The production superintendent coordinates the work of subcontractors and is responsible for quality control and delivery of the finished product in a timely manner.

Residential Developments

         As of July 31, 1996, the Company was actively building homes in 59 communities and controlled over 8,000 homesites, as follows:

                                                                            Lots Owned
                  Communities in Which                             -----------------------------
                  Homes Are Currently        Future       Total                      Lots Under     Lots Under
Market              Offered For Sale      Communities      Lots    Finished Lots     Development      Option
-------             ----------------      ------------    -----    -------------     -----------      ------
Washington, D.C.-          33                  12         4,831         840             2,068          1,923
    Baltimore, MD
Greensboro, NC              8                   2           991         138               535            318
Raleigh, NC                 8                   2           795         104               205            486
Charlotte, NC               2                   3           423          11                --            412
Nashville, TN               5                   1           777          70                --            707
Pittsburgh, PA              3                   3           192          42                15            135
                          ---                 ---         -----       -----             -----          -----
Combined Total             59                  23         8,009       1,205             2,823          3,981
                          ===                 ===         =====       =====             =====          =====


Operations

         Land Acquisition and Development

         The Company builds homes on building lots which it either acquires as finished lots from developers or which it develops itself. At July 31, 1996, the Company owned or held options for 8,009 building lots, providing over six years of supply at the Company's current pace of home deliveries.

         The Company's general strategy is to purchase, to the extent feasible, finished building lots through land acquisition option contracts which provide the maximum degree of flexibility for the timing of land purchases and minimizes the Company's investment outlay. Through the utilization of land acquisition option contracts, the Company purchases the right, but not the obligation, to buy a large number of building lots from a land developer. The options allow the Company to purchase building lots on a takedown schedule commensurate with anticipated home deliveries. As a result, the Company generally does not purchase the building lot or pay the purchase price until the building lot can be utilized in its construction schedule. The purchase agreements generally limit the Company's financial exposure to amounts placed with property sellers as deposits. Although option contracts may contain predetermined lot takedown schedules and price escalation provisions, the Company believes use of such contracts significantly reduces risk since the Company is able to minimize its investment in land and limit its exposure to debt financing. At July 31, 1996, the Company held options for 3,981 homebuilding lots for which it had posted deposits in the form of cash, letters of credit and promissory notes of approximately $3.5 million.

         The Company also develops land for its own residential operations, and 597 or 56.0% of the homes delivered in fiscal 1996 were built on land developed by the Company. As of July 31, 1996, the Company owned 2,823 residential lots in 28 communities which were in the process of land development. All communities have obtained the required zoning and public approvals and, with two exceptions, have physical construction underway. The Company does not buy land for the purpose of speculation.

         The Company from time to time experiences difficulties in obtaining building lots. The Company has experienced delays in acquiring lots from land developers, primarily due to the difficulty experienced by developers in obtaining financing. In certain instances, the Company acquired the land from the developer and completed the development process itself. The imposition of sewer moratoria, zoning changes and other governmental actions also can affect the availability and use of land.

         In its land development operations, the Company employs experienced supervisory personnel who deal directly with independent engineers and consultants for land and site planning, obtaining governmental and environmental approvals, and constructing on and off-site improvements where necessary (such as roads, water, sewers, storm drainage and other public facilities and amenities). Actual development work is performed by independent contractors, utility companies and/or local governmental water and sewer agencies.


Marketing

         A sales office is located in each community which is staffed by a Company sales representative. In addition, a significant portion of sales are derived from the introduction of customers to the Company's communities by local independent real estate brokers. The Company maintains an extensive broker co-op program which includes a progressive commission schedule based on incremental sales generated. The Company's sales personnel are compensated with salary and incentive compensation and are trained by the Company. They attend weekly meetings to be updated on financing availability, construction schedules, new land acquisitions, marketing and advertising plans. The concentration of the Company's communities allows the Company to employ salespersons on a long-term, rather than a single community basis, which management believes results in reduced training costs and a more motivated sales force with extensive knowledge of the Company's operating policies and housing products.

         The Company utilizes model home presentations (generally one or two per community) as an integral part of the Company's marketing program. In addition, the Company advertises extensively in newspapers, local and regional publications, on radio, as well as utilizing billboards and roadside signage.

         The Company utilizes standard sales contracts which require the customer to make an earnest money deposit which is generally in the range of $500 to $3,000. Upon execution of the contract and receipt of the deposit, the home sale is included in backlog. The sales contract is generally cancelable without forfeiture of deposit if the customer is unable to sell an existing home or obtain permanent financing. The sales contract sets forth details of the home being purchased, location, options ordered, details of financing sought and closing requirements.

         In  addition  to  relying on  management's  extensive  experience,  the
Company determines the prices for its homes through a Company-designed competitive analysis program that compares a WHI home with homes offered by other builders in the relevant marketing area. The Company accomplishes this by evaluating differences in product features, amenities and location and updates such analyses periodically.


Building

         In its construction of homes, the Company acts as a general contractor with independent contractors performing all home construction and site improvement work generally under fixed-price contracts. Construction is performed under the direction of production superintendents employed by the Company. The Company enforces its commitment to quality by providing its construction superintendents with incentive compensation arrangements based on the homebuyer's satisfactory responses to pre-closing and post-closing checklists.


Operating Controls

         The Company attempts to limit exposure resulting from speculative building. Generally, construction of single-family homes is commenced only after a sales contract has been executed and the customer has received preliminary loan approval. Construction of multi-family buildings is generally commenced after sales contracts have been executed for a majority of the homes in a particular building. The Company may begin construction of detached homes prior to obtaining sales contracts in order to maintain a limited inventory, in anticipation of winter weather conditions or to conform to local market requirements.

         When possible, the Company contracts on a fixed-price basis for materials, such as appliances, lumber and carpeting in an effort to minimize the effects of changes in costs and to take advantage of bulk purchase discounts. The

Company focuses on the gross profit margins of each home sold in each community and the monitoring of selling, general and administrative expenses. Every home and every community is considered a profit center for budgeting and cost control purposes.


Financing for Customers

         The Company builds, markets and prices its homes under the guidelines and specifications of the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"), in order to afford its prospective purchasers the added benefits of FHA insured and VA guaranteed mortgages. The majority of the Company's home deliveries are financed through these agencies. In some areas, the Company has obtained lower than market interest rate financing for purchasers of its homes through state or county bond programs. The Company also assists its homebuyers in obtaining conventional mortgage financing.

         In fiscal 1993, the Company established Homebuyer's Mortgage, Inc. ("Homebuyer's") as a subsidiary to provide residential mortgage services to the Company's customers and others. Homebuyer's initially has been processing mortgage applications with underwriting and funding provided by independent wholesale lenders. In fiscal 1996, Homebuyer's closed 360 loans totaling $50.3 million in permanent residential financing compared to 325 loans totaling $45.9 million the previous year.

         During fiscal 1996 the homebuilding industry experienced a continuation of relatively low home mortgage interest rates. There can be no assurance that a favorable interest rate environment or that government programs providing assistance for homebuyers will continue in the future.


Regulation

         The Company is subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental condition and the present and former uses of the site. These environmental laws may result in delays, cause the Company to incur compliance and other costs and prohibit or restrict development in certain environmentally sensitive regions or areas. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate such land for the presence of wetlands and hazardous or toxic materials, wastes or substances. The Company has not been materially affected to date by the presence or potential presence of such conditions.

         To varying degrees, site development and building permits and approvals are required to complete the residential developments currently being planned by the Company. The timing and ability of the Company to obtain necessary approvals and permits for these communities is often beyond the Company's control. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted may be subject to factors such as changes in policies, rules and regulations and their interpretation and application.

         When developing land, the Company must obtain the approval of numerous government authorities regulating such matters as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. To date, the governmental approval process and restrictive zoning and moratoria have not had a material adverse effect on the Company's development activities nor does the Company currently have any lots that cannot be developed due to local or federal regulatory restrictions. There is no assurance, however, that these or other restrictions will not adversely affect the Company in the future.

Competition and Market Factors

         The metropolitan housing markets serviced by the Company are highly competitive. In its marketing efforts, the Company encounters competition from other homebuilders and apartment and condominium developers, as well as from sellers of existing homes. In the locations where the Company builds, there is intense competition among numerous large and small homebuilders. Competition in the homebuilding industry is intense in part because of the historic ease with which large national homebuilders, many of which may have greater financial resources than the Company, can expand their operations.

         The Company competes on the basis of price, location, mortgage financing terms, design and the Company's reputation for quality. Based upon the experience of its management, the Company believes that it compares favorably with its principal competitors in terms of its knowledge, expertise and its ability to obtain building lots at prices and locations which allow it to offer a well-priced, quality product and to obtain financing for its customers.

         The Company also competes with other builders for the acquisition of building lots. This competition is based primarily on a builder's reputation, perceived abilities to market homes and price.

         The housing industry is cyclical and affected by consumer confidence levels, prevailing economic conditions generally and particularly by interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership, such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.


Bonds, Warranties and Other Obligations

         The Company is frequently required, in connection with the development of its communities, to obtain performance or maintenance bonds (or letters of credit in lieu thereof) to ensure completion of the Company's development obligations. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities. To date, the Company has fulfilled its development obligations. Should the Company fail to build required improvements and the bonds backing such obligations were called, the Company would be obligated to reimburse the issuing surety company or bank. The Company's financial exposure in this regard is reduced as improvements are completed and bonds released. At July 31, 1996, the Company had approximately $22.3 million in letters of credit and surety bonds outstanding for the previously enumerated purposes.

         All homes delivered by the Company are sold with the benefit of the Company's two-year limited warranty as to workmanship supplemented by a limited ten-year warranty as to structural integrity under the Residential Warranty Corporation program, a privately insured program. To assist the Company in meeting its warranty obligations to customers, the Company requires subcontractors to provide warranties of their workmanship to the Company.


Employees

         At July 31, 1996, the Company employed 312 full time personnel of whom 52 were sales and marketing personnel, 140 were executive, administrative and clerical personnel and 120 were involved in construction. Although none of the Company's employees are covered by collective bargaining agreements, certain of the independent contractors which the Company engages employ personnel who may be represented by labor unions or may be subject to collective bargaining agreements. The Company believes that its relations with its employees and independent contractors are good.

Recent Developments

         The Company participates in two joint ventures formed to develop residential land into finished building lots for sale to the Company and other homebuilders utilizing non-recourse acquisition and development loans. In forming one of the joint ventures in April 1995, the Company contributed land with a book value of $9.6 million and the Company has received cash proceeds to date of $7.4 million which was used to reduce outstanding amounts under Revolving Credit Facilities. The Company's interest in the joint ventures' operating results has not been significant to date.


Item 2.    Properties
-------    ----------

         The Company leases over 24,000 square feet of office space from Citadel Land, Inc. for its corporate headquarters and offices for certain of its divisions and subsidiaries in a six story office building located in Landover, Maryland pursuant to a lease expiring in October 2000.

         During the fiscal year ended July 31, 1996, the Company paid Citadel Land, Inc. approximately $440,000 in rentals. Citadel Land is a company owned by the family of Geaton A. DeCesaris, Sr., Chairman of the Board of the Company.

         The Company also leases office space for division offices in Manassas, Virginia; Charlotte, Cary and Greensboro, North Carolina; Nashville, Tennessee; and Pittsburgh, Pennsylvania.


Item 3.    Legal Proceedings
-------    -----------------

         The Internal Revenue Service is currently examining the Company's tax returns for the years ended July 31, 1992, 1993 and 1994. The IRS has raised issues primarily related to matters having to do with the Company's recapitalization in 1992 and 1993 including a $20,000,000 gain on debt forgiveness which the Company treated as non-taxable under the provisions of
Section 108 of the Internal Revenue Code and the timing of taxable income related to discontinued subsidiaries which were distributed out of the consolidated group in December 1992. The Company believes that the aforementioned matters were reported properly in the tax returns as filed.

         The Company is involved in various claims and proceedings arising out of the normal course of business involving customers, contractors and others. The Company believes that it is not a party to any pending or threatened litigation or administrative proceeding which is expected to have a material adverse impact on the Company's financial position or operating results.


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the Company's fiscal quarter ended July 31, 1996.


Executive Officers
------------------

         Information on executive officers is set forth in Item 10.

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
-------    ---------------------------------------------------------------------

(a)      Market Information.


         The Company's Common Stock (voting) trades on the New York Stock Exchange under the symbol WHI .

         The high and low sale prices for the Company's Common Stock for each quarterly period within the last two fiscal years have been as follows:

                     Fiscal 1996                    High           Low
                     -----------                    ----           ---
         August 1 to October 31, 1995               $5.63         $4.25
         November 1, 1995 to January 31, 1996        6.38          4.88
         February 1 to April 30, 1996                5.75          4.50
         May 1 to July 31, 1996                      4.75          3.75

                     Fiscal 1995                    High           Low
                     -----------                    ----           ---
         August 1 to October 31, 1994               $5.75         $4.25
         November 1, 1994 to January 31, 1995        4.63          3.38
         February 1 to April 30, 1995                4.00          3.25
         May 1 to July 31, 1995                      5.25          3.50


(b)      Holders


         On September 10, 1996, there were approximately 238 holders of record of the Company's Common Stock (voting) and five holders of record of the Common Stock (non-voting).


(c)      Dividends

         During fiscal 1996, the Company did not pay any dividends on its Common Stock. For the fiscal year ended July 31, 1995, dividends were $.05 per share.

         The payment of cash dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, results of operations, capital requirements and the Company's financial condition. The Company's lending agreements limit the amount of annual cash dividends that the Company may pay to its shareholders. The most restrictive of these limits dividends to no more than 40 percent of net income in any twelve consecutive month period.

Item 6.    Selected Financial Data
-------    -----------------------

         The information required by this item is incorporated herein by reference from "Washington Homes, Inc. Selected Financial Data" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996.


Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations
           ---------------------

         The information required by this item is incorporated herein by reference from pages 9 to 12 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996.


Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

         The information required by this item is incorporated herein by reference from pages 13 to 23 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996.


Item 9.    Changes in or Disagreements with Accountants on Accounting and
-------    --------------------------------------------------------------
           Financial Disclosure
           --------------------

         There have been no changes in or disagreements with accountants during the two fiscal years ended July 31, 1996.

                                    Part III


Item 10    Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

         The information required by this item with respect to Directors of the Company is incorporated herein by reference to the registrant's Proxy Statement relating to the 1996 Annual Meeting of Shareholders.

         The executive officers of the Company are as follows:

Name                                Age              Position with Company
----                                ---              ---------------------
Geaton A. DeCesaris, Sr......       65      Chairman of the Board of Directors
Geaton A. DeCesaris, Jr......       41      President, Chief Executive Officer and Director
Thomas Connelly..............       47      Senior Vice President and Director
Christopher Spendley.........       37      Senior Vice President and Chief Financial Officer
Clayton W. Miller............       46      Senior Vice President, Chief Accounting Officer and Assistant Secretary
Paul C. Sukalo...............       45      Senior Vice President - Construction and Director
William Wilder...............       51      Senior Vice President - Land Operations
Timothy Bates................       35      Vice President in charge of Virginia Division
Dorothy Minich...............       48      Vice President in charge of Patuxent Division
Laurence R. Jaffe............       54      Secretary and General Counsel
Cameron M. Ross..............       44      President, Westminster Homes, Inc.


         Geaton A. DeCesaris, Sr. has served as Chairman of the Board of the Company since August 1988. Prior thereto from June 1985 to August 1988, Mr. DeCesaris served as Senior General Partner of Sonny DeCesaris and Sons Development Group, a real estate development and construction firm; from 1973 to June 1985, he was founder and President of Sonny DeCesaris and Sons Builders, Inc. and from 1960 to 1973 President of Procopio and DeCesaris Construction Company. Mr. DeCesaris is the father of Geaton A. DeCesaris, Jr. and the father-in-law of Paul C. Sukalo.

         Geaton A. DeCesaris, Jr. has served as President, Chief Executive Officer and a Director of the Company from August 1988 to the present. Prior thereto, Mr. DeCesaris was Managing General Partner of Sonny DeCesaris and Sons Development Group from June 1985 to August 1988 and Vice President of Sonny DeCesaris and Sons Builders, Inc.
from 1973 to June 1985. Mr. DeCesaris is the son of Geaton A. DeCesaris, Sr.

         Thomas Connelly has served as Senior Vice President of the Company since August 1988 and as a Director since September 1992. From September 1994 to September 1996 he was Chief Financial Officer of the Company. From January 1987 to August 1988, he was Financial Manager of Sonny DeCesaris and Sons Development Group. Mr. Connelly has over 21 years experience in finance and real estate development.

         Christopher Spendley has served as Senior Vice President and Chief Financial Officer since September 1996. Prior thereto Mr. Spendley was with Ryland Homes, Inc., a subsidiary of Ryland Group Inc., for 14 years where he served most recently as President of the Baltimore Division from February 1994 to August 1996 and Controller from 1989 to 1994. He has over 14 years of experience in real estate and finance.

         Clayton W. Miller has served as Senior Vice President since November 1989 and Chief Accounting Officer since September 1994. From November 1989 to September 1994, he served as Chief Financial Officer of the Company. Mr. Miller has over 18 years experience in finance and real estate development. He is a certified public accountant.

         Paul C. Sukalo has served as Senior Vice President and a Director of the Company from August 1988 to the present. Prior thereto, he was a general partner of Sonny DeCesaris and Sons Development Group from June 1985 to August 1988. He has over 17 years of related construction experience, principally in residential construction and related services. Mr. Sukalo is the son-in-law of Geaton A. DeCesaris, Sr.

         William Wilder has served as Senior Vice President - Land Operations since September 1994. Prior thereto, held the position of Vice President of the Company's Land Department from April 1990 to August 1994. Mr. Wilder has over 18 years of real estate experience in both the public and private sectors.

         Timothy Bates has served as Vice President in charge of the Company's Virginia Division since January 1994. Prior thereto, he served as division manager for the Company's Virginia Division from 1988 through 1990 and division sales manager from 1990 through 1993. Mr. Bates has over 12 years experience in new home construction and marketing in the Washington, D.C.-Baltimore marketplace.

         Dorothy Minich has served as Vice President of the Company since August 1993 and is currently in charge of the Company's Patuxent Division. Prior thereto, Ms. Minich was a division sales manager from January 1989 to August 1993. From May 1983 to January 1989 she was a community sales representative at various Washington Homes' communities and has over 12 years experience in sales and marketing for the Company.

         Laurence R. Jaffe has served as General Counsel of the Company since September 1994 and as Secretary since December 1994. Prior thereto he had been in the private practice of law in Washington, D.C. and served as principal outside counsel to the Company since August 1988.

         Cameron M. Ross has served as President of the Company's wholly owned subsidiary Westminster Homes, Inc. since May 1996 and as Executive Vice President since May 1994. Mr. Ross held the same position with the predecessor of Westminster Homes from 1990 to May 1994 and was Senior Vice President from 1987 to 1990. He has over 20 years experience in the homebuilding and real estate business.

         Officers are appointed by the Board of Directors to serve at the pleasure of the Board. There are no arrangements or understandings with respect to the selection of executive officers.


Item 11.    Executive Compensation
--------    ----------------------

         The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1996 Annual Meeting of Shareholders.


Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------    --------------------------------------------------------------

         The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1996 Annual Meeting of Shareholders.


Item 13.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

         The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1996 Annual Meeting of Shareholders.

                                     Part IV
                                     -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------    ---------------------------------------------------------------

 (a)     Financial Statements

                  The following consolidated financial statements of Washington Homes, Inc. and subsidiaries have been incorporated herein by reference as set forth in Item 8:

                  Independent Auditors' Report

                  Consolidated Balance Sheets at July 31, 1996 and 1995

                  Consolidated Statements of Net Earnings for each of the years in the three year period ended July 31, 1996

                  Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended July 31, 1996

                  Consolidated Statements of Cash Flows for each of the years in the three year period ended July 31, 1996

                  Notes to Consolidated Financial Statements for each of the years in the three year period ended July 31, 1996


 (b)     Reports on Form 8-K

                  During the period from May 1, 1996 to July 31, 1996, there were no reports on Form 8-K filed by the registrant.

(c)      Exhibits

                  There are included in this report or incorporated herein by reference the following exhibits:


Exhibit No.                            Description of Exhibit
-----------                            ----------------------

  3(a) Articles of Incorporation of registrant, as amended (Filed as Exhibit 3(a) to Registration No. 33-52648)*

  3(a)(1) Articles of Merger merging WH Holdings, Inc. into registrant (Filed as Exhibit 3(a)(1) to Registration No. 33-52648)*

  3(a)(2) Articles of Restatement of Charter of registrant (Filed as Exhibit 3(a)(2) to Registration No. 33-52648)*

  3(a)(3) Articles Supplementary to the Charter of registrant (Filed as Exhibit 3(a)(3) to Registration No. 33-52648)*

  3(b) By-Laws of registrant, as amended (Filed as Exhibit 3(b) to Registration No. 33-52648)*

  3(b)(1) Amendment to By-Laws of registrant dated September 27, 1993 (Filed as Exhibit 3(b)(1) to the 1993 10-K Report, File No. 1-7643).*

  4(a) Specimen Common Stock Certificate (Filed as Exhibit 4(a) to Registration No. 33-52648)*

  10(a) Office Lease Agreements between Citadel Land, Inc. and the Company dated as of August 1, 1994. (Filed as Exhibit 10(a) to 10-K Report for year ended July 31, 1994)*

  10(b) Amendment to Office Lease Agreements between Citadel Land, Inc. and the Company dated as of August 1, 1995 (Filed as Exhibit 10(b) to 10-K Report for year ended July 31, 1995)*

  10(c)       Note Agreement dated as of April 15, 1994 with respect to
             $43,000,000 Senior Notes due October 2000 (Filed as Exhibit 19 to 10-Q Report for quarter ended April 30, 1994 - File No. 1-7643).*

  10(d) Amended and Restated Loan Agreement dated January 11, 1994 between the registrant, certain of its subsidiaries and First Union National Bank of Maryland. (Filed as Exhibit 10(c) to 10-K Report for year ended July 31, 1994)*

  10(e) First Amendment to Amended and Restated Loan Agreement dated as of December 15, 1994 with First Union National Bank of Maryland (National Capital Facility) (Filed as Exhibit 10(e) to 10-K Report for year ended July 31, 1995)*

  10(f) Second Amendment to Amended and Restated Loan Agreement dated February 1, 1996 with First Union National Bank of Maryland.

  10(g) Loan Agreement dated January 26, 1995 with First Union National Bank (North Carolina Facility) (Filed as Exhibit 10(f) to 10-K Report for year ended July 31, 1995)*

  10(h) First Amendment to Loan Agreement dated February 1, 1996 with First Union National Bank of Maryland.

  10(i)       Washington Homes, Inc. 401(k) Plan

  10(j)       Washington Homes, Inc. Employee Stock Option Plan (Filed as
              Exhibit 10(f) to Registration No. 33-52648)*

  10(k) Amendment to Employee Stock Option Plan (Filed as Exhibit 10(f)(1) to Registration No. 33-52648)*

  10(l) Form of non-compete agreements with officers (Filed as Exhibit 10(g) to Registration No. 33-52648)*

  10(m) Noncompete agreements with Geaton A. DeCesaris, Sr. and Geaton A. DeCesaris, Jr. (Filed as Exhibit 10(g)(1) to Registration No. 33-52648)*

  10(n) Registration Agreement dated as of December 4, 1992 with First Chicago Investment Corporation and Cross Creek Partners I (Filed as Exhibit 10(k) to Registration No. 33-52648)*

  10(o) Stockholders Agreement dated as of December 4, 1992 with First Chicago Investment Corporation and Cross Creek Partners I (Filed as Exhibit 10(1) to Registration No. 33-52648)*

  10(p) Washington Homes Inc. Non-Employee Directors' Stock Option Plan (Filed as Exhibit A to Definitive Proxy Statement for meeting held December 9, 1994)*

  10(q) Second Amended and Restated Credit Agreement effective July 31, 1994 with Signet Bank/Maryland and Bank One West Virginia (Filed as Exhibit 10(o) to 10-K Report for year ended July 31, 1995)*

  13 1996 Annual Report to Shareholders (except for the portions incorporated herein by reference, this Exhibit is filed for informational purposes only)

  21          Subsidiaries of registrant

  23          Consent of Independent Auditors

  24          Powers of Attorney

  27          Financial Data Schedule

----------
* Incorporated herein by reference.


(d)      Financial Statement Schedules


         All schedules are omitted because the information is not applicable or is presented in the financial statements or related notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 28th of October, 1996, by the undersigned, thereunto duly authorized.

WASHINGTON HOMES, INC.
(Registrant)

By:   /s/ GEATON A. DECESARIS, JR.
      ---------------------------------------------------------------
      Geaton A. DeCesaris, Jr., President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Name                        Position               Date
                  ----                        --------               ----

   /s/ GEATON A. DECESARIS, JR.        President, Principal     October 28, 1996
----------------------------------     Executive Officer
   Geaton A. DeCesaris, Jr.            and Director


   GEATON A. DECESARIS, SR.*           Director                 October 28, 1996
----------------------------------
   Geaton A. DeCesaris, Sr.


   /s/ THOMAS CONNELLY                 Director                 October 28, 1996
----------------------------------
   Thomas Connelly


   PAUL C. SUKALO*                     Director                 October 28, 1996
----------------------------------
   Paul C. Sukalo


   RONALD M. SHAPIRO*                  Director                 October 28, 1996
----------------------------------
   Ronald M. Shapiro


   RICHARD S. FRARY*                   Director                 October 28, 1996
----------------------------------
   Richard S. Frary


   RICHARD B. TALKIN*                  Director                 October 28, 1996
----------------------------------
   Richard B. Talkin


   /s/ CHRISTOPHER SPENDLEY            Principal Financial      October 28, 1996
----------------------------------     Officer
   Christopher Spendley


   /s/ CLAYTON W. MILLER               Principal Accounting     October 28, 1996
----------------------------------     Officer
   Clayton W. Miller


*By: /s/ GEATON A. DECESARIS, JR.
----------------------------------
     Geaton A. DeCesaris, Jr.
     Attorney-in-fact