Form 10-Q
period 1996-10-31
WASHINGTON HOMES INC
filed 1996-12-09
CIK 104834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: October 31, 1996.

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-7643

                             WASHINGTON HOMES, INC.
             (Exact name of registrant as specified in its charter)

               MARYLAND                                          52-0818872
   (State or other jurisdiction of                             (IRS Employer
    Incorporation or organization)                           Identification No.)

   1802 Brightseat Road, Landover, MD                            20785-4235
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

Number of shares of each of the registrant's classes of common stock outstanding at October 31, 1996:

           Class                                        Number of Shares
           -----                                        ----------------
        Common Stock (voting), $.01 par value               7,000,000
        Common Stock (non-voting), $.01 par value             942,763

                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION


     ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         - October 31, 1996 and July 31, 1996 (Unaudited)                     3

         Condensed Consolidated Statements of Net Earnings
         - Three Months Ended October 31, 1996 and 1995 (Unaudited)           4

         Condensed Consolidated Statement of Shareholders' Equity
         - Three Months Ended October 31, 1996 (Unaudited)                    5

         Condensed Consolidated Statements of Cash Flows
         - Three Months Ended October 31, 1996 and 1995 (Unaudited)           6

         Notes to Condensed Consolidated Financial Statements (Unaudited)     7

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8


PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                   12

PART 1.  ITEM 1.  Financial Statements

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       October 31,      July 31,
ASSETS                                                    1996            1996
                                                          ----            ----
                                                             (in thousands)
Cash and cash equivalents                               $ 11,918        $ 15,384
Residential inventories                                  122,717         125,033
Excess of costs over net assets acquired, net             16,425          16,553
Investment in joint ventures                               2,996           2,751
Other                                                     10,517          10,506
                                                        --------        --------
    Total Assets                                        $164,573        $170,227
                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Notes and loans payable                              $ 75,210        $ 74,282
   Trade accounts payable                                 12,484          17,572
   Income taxes payable                                      645             408
   Deferred income taxes                                   4,692           5,233
   Other                                                   2,842           4,963
                                                        --------        --------
    Total Liabilities                                     95,873         102,458

Shareholders' Equity
   Common Stock
     15,000,000 shares voting common stock
         authorized, 7,000,000 shares issued
         and outstanding;                                     70              70
     1,100,000 shares non-voting common stock
         authorized, 942,763 shares issued and
         outstanding;                                          9               9
   Additional paid-in capital                             35,147          35,147
   Retained earnings                                      33,474          32,543
                                                        --------        --------
    Total Shareholders' Equity                            68,700          67,769
                                                        --------        --------
    Total Liabilities and Shareholders' Equity          $164,573        $170,227
                                                        ========        ========


See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                   (Unaudited)
                     (in thousands except per share amounts)


                                                         Three Months Ended
                                                             October 31,
                                                         ------------------
                                                       1996              1995
                                                       ----              ----
Revenues
     Homebuilding                                    $44,021           $37,397
     Land sales                                        1,676                64
     Other income                                        965               366
                                                     -------           -------
         Total revenues                               46,662            37,827

Expenses
     Cost of sales - homebuilding                     35,954            29,847
     Cost of sales - land sales                        1,470                55
     Selling, general and administrative               6,150             5,383
     Interest                                            968               906
     Financing fees                                      197               204
     Amortization and depreciation expense               194               187
                                                     -------           -------
         Total expenses                               44,933            36,582
                                                     -------           -------

Earnings before income taxes                           1,729             1,245

     Income tax expense                                  798               536
                                                     -------           -------

Net earnings                                         $   931           $   709
                                                     =======           =======
Earnings per common share, based on
7,942,763 shares outstanding                           $0.12             $0.09
                                                       =====             =====


See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      Three months ended October 31, 1996
                                   (Unaudited)
                                 (in thousands)


                               Common Stock      Additional                  Total
                           -------------------    Paid-in     Retained   Shareholders'
                           Voting   Non voting    Capital     Earnings       Equity
                           ------   ----------    -------     --------       ------
Balance, August 1, 1996      $70        $9        $35,147      $32,543       $67,769

Net earnings                  --        --             --          931           931
                             ---        --        -------      -------       -------
Balance, October 31, 1996    $70        $9        $35,147      $33,474       $68,700
                             ===        ==        =======      =======       =======



See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                     1996                1995
                                                     ----                ----
                                                          (in thousands)
Cash flows from operating activities:
   Net earnings                                    $   931             $   709
   Adjustments to reconcile net earnings to
   net cash used in operating activities:
       Amortization and depreciation                   193                 187
       Deferred income taxes                          (540)               (340)
   Changes in assets and liabilities:
       Residential inventories                       2,318              (2,610)
       Other assets                                    (50)                 89
       Trade accounts payable                       (5,088)             (4,734)
       Income taxes payable                            238                 (66)
       Other liabilities                            (2,121)             (1,489)
                                                   -------             -------
       Net cash used in operating activities        (4,119)             (8,254)

Cash flows from investing activities:
   Purchases of property and equipment, net
       of disposals                                    (28)                (31)
   Advances to joint ventures                         (246)
                                                   -------             -------
       Net cash used in investing activities          (274)                (31)

Cash flows from financing activities:
   Proceeds from notes and loans payable            27,271              31,188
   Repayments of notes and loans payable           (26,344)            (26,792)
                                                   -------             -------
       Net cash provided by financing activities       927               4,396

Net decrease in cash and cash equivalents           (3,466)             (3,889)

Cash and cash equivalents, beginning of period      15,384              15,111
                                                   -------             -------

Cash and cash equivalents, end of period           $11,918             $11,222
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report for the year ended July 31, 1996. Operating results for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

2.   Shareholders' Equity

     Common Stock. The Company has 15,000,000 shares of Common Stock (voting) authorized of which 7,000,000 shares were outstanding at October 31, 1996. Such shares entitle the holder to one vote for each share of Common Stock held.

     Non-voting Common Stock. The Company has 1,100,000 shares of non-voting common stock authorized of which 942,763 were outstanding at October 31, 1996. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock. The non-voting common stock can be converted into voting common stock on a share-for-share basis.

3.   Earnings Per Share

     Earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

4.   Notes and Loans Payable

     Notes and loans payable consist of the following:

                                            October 31,                 July 31,
                                               1996                       1996
                                               ----                       ----
                                                   (dollars in thousands)
     Senior Notes                             $43,000                    $43,000
     Revolving Credit Facilities               25,842                     23,759
     Land Acquisition and Other                 6,368                      7,523
                                              -------                    -------
                                              $75,210                    $74,282
                                              =======                    =======

     Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of Senior Notes. Two series of Senior Notes were issued: $30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (8.02% at October 31, 1996), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000.

     Revolving Credit Facilities. Revolving Credit Facilities at October 31, 1996, consist of three secured seasonal revolving loan commitments totaling $51,200,000 to fund acquisition of finished building lots, home construction and model homes. In addition, the Revolving Credit Facilities provide aggregate letters of credit in the amount of $8,000,000 principally for finished building lot contract deposits and bonding to municipalities for land development. The facilities have maturity dates (which may be extended) of June 1997, July 1997 and October 1997. Borrowings under the facilities bear interest at prime (8.25% at October 31, 1996), prime plus 1% or LIBOR (30 day LIBOR at October 31, 1996 was 5.375) plus either 1.97% or 2.50% and are collateralized by inventory.

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

                                                 Three Months Ended
                           --------------------------------------------------------------
                           October 31,   January 31,    April 30,   July 31,   October 31,
                              1995          1996          1996        1996        1996
                              ----          ----          ----        ----        ----
                                               (dollars in thousands)
Selected Operating Data
-----------------------
Revenues-homebuilding        $37,397       $34,178       $ 36,908    $59,337    $ 44,021
Number of homes delivered        246           219            245        377         281
Number of net new orders         251           218            410        248         327
Number of homes in backlog       566           565            730        601         647
Sales value of backlog       $92,700       $92,119       $119,188    $97,625    $107,881

Geographic Breakdown of Operations

     Set forth below is information for the Company's operations by geographic markets:

                                            Three Months Ended
                                                October 31,
                                                -----------
Net New Orders                             1996               1995
--------------                             ----               ----
Washington/Baltimore                        204                152
North Carolina                               97                 93
Nashville                                    14                  0
Pittsburgh                                   12                  6
                                            ---                ---
                                            327                251
                                            ===                ===


                                            Three Months Ended
                                                October 31,
                                                -----------
Homes Delivered                            1996               1995
---------------                            ----               ----
Washington/Baltimore                        179                153
North Carolina                               86                 87
Nashville                                     6                  0
Pittsburgh                                   10                  6
                                            ---                ---
                                            281                246
                                            ===                ===


                                                October 31,
                                                -----------
Backlog of Sold Homes                      1996               1995
---------------------                      ----               ----
Washington/Baltimore                        436                423
North Carolina                              162                130
Nashville                                    25                  0
Pittsburgh                                   24                 13
                                            ---                ---
                                            647                566
                                            ===                ===


Results of Operations

Three Months Ended October 31, 1996 Compared to Three Months Ended October 31, 1995

     Total revenues from homes delivered increased by 17.7% to $44.0 million during the three months ended October 31, 1996 as compared to $37.4 million during the same three month period ended October 31, 1995 as the number of homes delivered increased to 281 homes in the first quarter of fiscal 1997 from 246 homes in the first quarter of fiscal 1996. The increase in units was due, in part, to the sale and leaseback of 20 model homes. The average sales price of homes delivered increased to $156,600 for the first quarter of fiscal 1997 from $152,000 for the first quarter of fiscal 1996. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

     Revenues and gross profit from land sales were $1.7 million and $206,000 for the three months ended October 31, 1996 as compared to $64,000 and $9,000 during the same three month period in fiscal 1996.

     Other income increased $599,000 to $965,000 during the three months ended October 31, 1996 as compared to $366,000 in the same three month period in fiscal 1996, principally due to the gain on sale of investment securities and income from joint ventures.

     Gross profit as a percentage of revenues from homes delivered decreased to 18.3% during the three months ended October 31, 1996 compared to 20.2% during the same three month period in fiscal 1996. The decrease in gross profit is a result of delivering 20 model homes with lower than average gross profit margins and the Company's pricing strategy to increase inventory turnover.

     Selling, general and administrative expenses increased $767,000 to $6.1 million during the three month period ended October 31, 1996 as compared to $5.4 million in the same three month period in fiscal 1996, primarily due to costs associated with increased revenues. In addition, selling, general and administrative expenses decreased slightly as a percentage of homebuilding revenues to 14.0% in the three months ended October 31, 1996 compared to 14.4% for the same period in fiscal 1996.

     Operating income (earnings before interest, financing fees and taxes) increased to $2.9 million in the three months ended October 31, 1996 as compared to $2.4 million for the same period in fiscal 1996 and increased as a percentage of homebuilding revenues to 6.6% from 6.3% for the same period in fiscal 1996.

     Interest and financing fees increased slightly to $1.2 million during the three months ended October 31, 1996 as compared to $1.1 million in the same three month period in fiscal 1996.

Capital Resources and Liquidity

     Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

     At October 31, 1996, the Company had cash and cash equivalents of $11.9 million of which $563,000 was restricted to collateralize customer deposits and other escrows. The remaining $11.3 million was available to the Company.

     The Company had $100.6 million in borrowing availability from various lending institutions and land sellers of which $75.2 million was outstanding at October 31, 1996.


     The Company believes that it will be able to fund its activities through fiscal 1997 through a combination of operating cash flow, existing cash balances and borrowings from banks and other lending institutions. Except for ordinary expenditures for the construction of homes and acquisition and development of land, the Company does not have any material commitments for capital expenditures at the present time.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

                  27.  Financial Data Schedule

    (b) Reports on Form 8-K

                  The registrant did not file any reports on Form 8-K during the quarter ended October 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WASHINGTON HOMES, INC.
                                       (Registrant)



Date: December 5, 1996                 By: /s/ GEATON A. DECESARIS, JR.
                                       --------------------------------
                                           Geaton A. DeCesaris, Jr.
                                           President and Chief Executive Officer



Date: December 5, 1996                 By: /s/ CLAYTON W. MILLER
                                       -------------------------
                                           Clayton W. Miller
                                           Principal Accounting Officer