Form 10-Q
period 1997-01-31
WASHINGTON HOMES INC
filed 1997-03-17
CIK 104834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: January 31, 1997

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

                  YES X                              NO
                     ---                                ---

Number of shares of each of the registrant's classes of common stock outstanding at January 31, 1997:

            Class                               Number of Shares
           -------                              ----------------
 Common Stock (voting), $.01 par value              7,000,000
 Common Stock (non-voting), $.01 par value            942,763

                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION


 ITEM 1.  Financial Statements

  Condensed Consolidated Balance Sheets
  - January 31, 1997 and July 31, 1996 (Unaudited)                           3

  Condensed Consolidated Statements of Net Earnings
  - Three Months and Six Months Ended January 31, 1997 and 1996 (Unaudited)  4

  Condensed Consolidated Statement of Shareholders' Equity
  - Six Months Ended January 31, 1997 (Unaudited)                            5

  Condensed Consolidated Statements of Cash Flows
  - Six Months Ended January 31, 1997 and 1996 (Unaudited)                   6

  Notes to Condensed Consolidated Financial Statements (Unaudited)           7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             9


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                   13

ITEM 4. Submission of Matters to a Vote of Security Holders                 13

ITEM 6. Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                  14

PART 1.  ITEM 1.  Financial Statements

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                                      January 31, July 31,
                                                               1997      1996
                                                               ----      ----
                                                                (in thousands)

Cash and cash equivalents ................................   $ 10,906   $ 15,384
Residential inventories ..................................    122,730    125,033
Excess of costs over net assets acquired, net ............     16,297     16,553
Investment in joint ventures .............................      2,971      2,751
Other ....................................................     11,437     10,506
                                                             --------   --------

    Total Assets .........................................   $164,341   $170,227
                                                             ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Notes and loans payable ...............................   $ 73,197   $ 74,282
   Trade accounts payable ................................     12,700     17,572
   Income taxes payable ..................................        941        408
   Deferred income taxes .................................      4,452      5,233
   Other .................................................      3,697      4,963
                                                             --------   --------

    Total Liabilities ....................................     94,987    102,458

Shareholders' Equity
   Common Stock
     15,000,000 shares voting common stock authorized,
         7,000,000 shares issued and outstanding; ........         70         70
     1,100,000 shares non-voting common stock authorized,
         942,763 shares issued and outstanding; ..........          9          9
   Additional paid - in capital ..........................     35,147     35,147
   Retained earnings .....................................     34,128     32,543
                                                             --------   --------

    Total Shareholders' Equity ...........................     69,354     67,769
                                                             --------   --------

    Total Liabilities and Shareholders' Equity ...........   $164,341   $170,227
                                                             ========   ========

See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                   (Unaudited)
                     (in thousands except per share amounts)


                                                                           Three Months Ended                   Six Months Ended
                                                                               January 31,                         January 31,
                                                                       -------------------------           -------------------------
                                                                         1997              1996              1997               1996
                                                                         ----              ----              ----               ----
Revenues
     Homebuilding ..........................................           $46,336           $34,178           $90,356           $71,576
     Land sales ............................................             1,730               296             3,406               360
     Other income ..........................................               615               408             1,580               774
                                                                       -------           -------           -------           -------
         Total revenues ....................................            48,681            34,882            95,342            72,710

Expenses
     Cost of sales - homebuilding ..........................            38,027            27,198            73,981            57,045
     Cost of sales - land sales ............................             1,494               280             2,964               335
     Selling, general and administrative ...................             6,539             5,370            12,687            10,753
     Interest ..............................................             1,007               947             1,976             1,854
     Financing fees ........................................               181               196               378               400
     Amortization and depreciation expense .................               188               178               382               365
                                                                       -------           -------           -------           -------
         Total expenses ....................................            47,436            34,169            92,368            70,752
                                                                       -------           -------           -------           -------

Earnings before income taxes ...............................             1,245               713             2,974             1,958

     Income tax expense ....................................               590               328             1,389               863
                                                                       -------           -------           -------           -------

Net earnings ...............................................           $   655           $   385           $ 1,585           $ 1,095
                                                                       =======           =======           =======           =======


Earnings per common share, based on
7,942,763 shares outstanding ...............................           $  0.08           $  0.05           $  0.20           $  0.14
                                                                       =======           =======           =======           =======


See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Six months ended January 31, 1997
                                   (Unaudited)
                                 (in thousands)




                              Common Stock    Additional             Total
                           ------------------   Paid-in  Retained Shareholders'
                           Voting  Non voting   Capital  Earnings    Equity
                           ------  ---------- ---------- -------- ------------
Balance, August 1, 1996    $70        $9        $35,147   $32,543   $67,769

Net earnings                --        --             --     1,585     1,585

Balance, January 31, 1997  $70        $9        $35,147   $34,128   $69,354
                           ===       ====       =======   =======   =======



See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                             January 31, 1997
                                                           ---------------------
                                                             1997         1996
                                                             ----         ----
                                                               (in thousands)
Cash flows from operating activities:
     Net earnings ....................................    $  1,585     $  1,095
     Adjustments to reconcile net earnings to
     net cash used in operating activities:
         Amortization and depreciation ...............         382          365
         Deferred income taxes .......................        (780)        (580)
     Changes in assets and liabilities:
         Residential inventories .....................       2,303       (2,779)
         Other assets ................................      (1,053)      (1,556)
         Trade accounts payable ......................      (4,872)      (7,019)
         Income taxes payable ........................         533         (715)
         Other liabilities ...........................      (1,266)        (577)
                                                          --------     --------
         Net cash used in operating activities .......      (3,168)     (11,766)

Cash flows from investing activities:
     Purchases of property and equipment,
        net of disposals .............................          (4)         (83)
     Advances to joint ventures ......................        (221)        (125)
                                                          --------     --------
         Net cash used in investing activities .......        (225)        (208)

Cash flows from financing activities:
     Proceeds from notes and loans payable ...........      51,612       52,407
     Repayments of notes and loans payable ...........     (52,697)     (49,012)
                                                          --------     --------
         Net cash (used in)provided by financing
           activities ................................      (1,085)       3,395

Net decrease in cash and cash equivalents ............      (4,478)      (8,579)

Cash and cash equivalents, beginning of period .......      15,384       15,111
                                                          --------     --------

Cash and cash equivalents, end of period .............    $ 10,906     $  6,532
                                                          ========     ========


See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Basis of Presentation

                  The unaudited condensed consolidated financial statements include the accounts of Washington Homes, Inc. and its wholly-owned subsidiaries (the "Company").

                  The Company is principally engaged in the business of the sale and construction of residential housing. All significant intercompany balances and transactions have been eliminated in consolidation.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report for the year ended July 31, 1996. Operating results for the three and six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

2.   Shareholders' Equity

                  Common Stock. The Company has 15,000,000 shares of Common Stock (voting) authorized of which 7,000,000 shares were outstanding at January 31, 1997. Such shares entitle the holder to one vote for each share of Common Stock held.

                  Non-voting Common Stock. The Company has 1,100,000 shares of non-voting common stock authorized of which 942,763 were outstanding at January 31, 1997. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock. The non-voting common stock can be converted into voting common stock on a share-for-share basis.

3.   Earnings Per Share

                  Earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

4.   Notes and Loans Payable

     Notes and loans payable consist of the following:

                                           January 31,                  July 31,
                                              1997                       1996
                                           -----------                  --------
                                                    (dollars in thousands)

     Senior Notes                             $43,000                    $43,000
     Revolving Credit Facilities               26,576                     23,759
     Land Acquisition and Other                 3,621                      7,523
                                               ------                     ------
                                              $73,197                    $74,282
                                              =======                    =======

                  Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of Senior Notes. Two series of Senior Notes were issued:
$30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (8.02% at January 31, 1997), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000.

                  Revolving Credit Facilities. Revolving Credit Facilities at January 31, 1997, consist of three secured seasonal revolving loan commitments totaling $51,200,000 to fund acquisition of finished building lots, home construction and model homes. In addition, the Revolving Credit Facilities provide aggregate letters of credit in the amount of $8,000,000 principally for finished building lot contract deposits and bonding to municipalities for land development. The facilities have maturity dates (which may be extended) of June 1997, July 1997 and October 1997. Borrowings under the facilities bear interest at prime (8.25% at January 31, 1997), prime plus 1% or LIBOR (30 day LIBOR at January 31, 1997 was 5.44%) plus either 1.97% or 2.50% and are collateralized by inventory.

                  Land Acquisition Loans. The Company has loans with various land sellers and lenders for the acquisition of land which bear interest at fixed rates ranging from 8.0% to 10% or variable rates of prime to prime plus 1% and are collateralized by the related land under development.

5.  Subsequent Event

                  The Internal Revenue Service is examining the Company's tax returns for the years ended July 31, 1992, 1993 and 1994. The IRS has raised issues primarily related to matters having to do with the Company's recapitalization in 1992 and 1993 including a $20.0 million gain on debt forgiveness which the Company treated as non-taxable under the provisions of
Section 108 of the Internal Revenue Code and the timing of taxable income related to discontinued subsidiaries which were distributed out of the consolidated group in December 1992.

                  In March 1997, the Company reached a tentative settlement with the IRS for all items in question. If the settlement is finalized as presently structured, the Company would recognize an extraordinary loss of approximately $400,000 or $0.05 per share which relates to the extraordinary gain from the exchange of subordinated debt during the tax year 1992. The Company believes it has adequate reserves for the balance of the settlement. The settlement is expected to be finalized during the quarter ending April 30, 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Annual Operating Cycle

                  The homebuilding industry in general and the operations of the Company are seasonal in nature. The number of new orders signed is generally higher in the period from February through April compared to the balance of the year. Deliveries peak in the fiscal quarter ending July 31 as a substantial portion of homes for which contracts are written during the fiscal quarter ending April 30 are delivered. Delivery volume is relatively constant during the remainder of the year. Backlog is the number of homes under contract but not delivered at the end of the period. Revenue is recognized upon the delivery of finished homes. The following table, which sets forth the quarterly operating results for the Company during the last five fiscal quarters illustrates this cycle:


                                                        Three Months Ended
                          ------------------------------------------------------------------------
                          January 31,      April 30,      July 31,     October 31,     January 31,
                             1996            1996           1996          1996            1997
                             ----            ----           ----          ----            ----
                                                         (dollars in thousands)
Selected Operating Data
-----------------------
Revenues-homebuilding        $34,178       $36,908        $59,337        $44,020       $46,336
Number of homes delivered        219           245            377            281           298
Number of net new orders         218           410            248            327           312
Number of homes in backlog       565           730            601            647           661
Sales value of backlog       $92,119      $119,188        $97,625       $107,881      $109,436



Geographic Breakdown of Operations

    Set forth below is information for the Company's operations by geographic markets:


                                          Three Months Ended    Six Months Ended
                                              January 31,          January 31,
                                          ------------------    ----------------
Net New Orders                             1997       1996        1997      1996
--------------                             ----       ----        ----      ----
Washington/Baltimore ...............        166        114        370        266
North Carolina .....................        112         97        209        190
Nashville ..........................         21          0         35          0
Pittsburgh .........................         13          7         25         13
                                            ---        ---        ---        ---
                                            312        218        639        469
                                            ===        ===        ===        ===

                                         Three Months Ended     Six Months Ended
                                             January 31,           January 31,
                                         ------------------     ----------------
Homes Delivered                            1997       1996       1997       1996
---------------                            ----       ----       ----       ----
Washington/Baltimore ...............        159        131        338        284
North Carolina .....................        108         82        194        169
Nashville ..........................         21          0         27          0
Pittsburgh .........................         10          6         20         12
                                            ---        ---        ---        ---
                                            298        219        579        465
                                            ===        ===        ===        ===



                                                January 31,
                                           ------------------
Backlog of Sold Homes                      1997         1996
---------------------                      ----         ----
Washington/Baltimore                        443          406
North Carolina                              166          145
Nashville                                    25            0
Pittsburgh                                   27           14
                                            ---          ---
                                            661          565
                                            ===          ===


Results of Operations

Three Months Ended January 31, 1997 Compared to Three Months
Ended January 31, 1996

                  Total revenues from homes delivered increased by 35.6% to $46.3 million during the three months ended January 31, 1997, compared to $34.2 million during the same three month period ended January 31, 1996 as the number of homes delivered increased to 298 homes in the second quarter of fiscal 1997 from 219 homes in the second quarter of fiscal 1996. The average sales price of homes delivered decreased to $155,500 for the second quarter of fiscal 1997 from $156,100 for the second quarter of fiscal 1996. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

                  Revenues and gross profit from land sales were $1.7 million and $236,000, respectively, for the three months ended January 31, 1997, compared to $296,000 and $16,000, respectively, during the same three month period in fiscal 1996.

                  Other income increased $207,000 to $615,000 during the three months ended January 31, 1997, from $408,000 in the same three month period in fiscal 1996, principally due to the gain on sale of a rental property and increased fees from mortgage brokerage operations.

                  Gross profit as a percentage of revenues from homes delivered decreased to 17.9% during the three months ended January 31, 1997 compared to 20.4% during the same three month period in fiscal 1996. The decrease in gross profit margins is primarily due to implementation during the fourth quarter of fiscal 1996 of a more aggressive competitive pricing strategy intended to increase inventory turnover.

                  Selling, general and administrative expenses increased $1.2 million to $6.5 million during the three month period ended January 31, 1997, compared to $5.4 million in the same three month period in fiscal 1996, primarily due to costs associated with increased revenues and the opening of division offices in the expansion cities of Nashville, Charlotte and Pittsburgh. In addition, selling, general and administrative expenses decreased as a percentage of homebuilding revenues to 14.1% in the three months ended January 31, 1997 compared to 15.7% for the same period in fiscal 1996 as a result of the increased deliveries and associated revenues without corresponding expense increases.

                  Operating income (earnings before interest, financing fees and taxes) increased to $2.4 million in the three months ended January 31, 1997 compared to $1.9 million for the same period in fiscal 1996 but decreased slightly as a percentage of homebuilding revenues to 5.2% from 5.4% for the same period in fiscal 1996.

                  Interest and financing fees increased slightly to $1.2 million during the three months ended January 31, 1997 compared to $1.1 million in the same three month period in fiscal 1996.

Six Months Ended January 31, 1997 Compared to Six Months Ended January 31, 1996

                  Total revenues from homes delivered increased $18.8 million (26.2%) to $90.4 million during the six months ended January 31, 1997 compared to $71.6 million during the same six month period ended January 31, 1996. The number of homes delivered increased 24.5% to 579 homes in the first half of fiscal 1997 from 465 homes in the first half of fiscal 1996. During this period the average sales price of homes delivered increased to $156,100 in fiscal 1997 from $153,900 in the fiscal 1996 period. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

                  Revenues and gross profit from land sales were $3.4 million and $442,000, respectively, for the six months ended January 31, 1997 compared to $360,000 and $25,000, respectively, during the same six month period in fiscal 1996.

                  Gross profit as a percentage of revenues from homes delivered decreased to 18.1% during the six months ended January 31, 1997 compared to 20.3% during the same six month period in fiscal 1996. The decrease is primarily due to the implementation during the fourth quarter of fiscal 1996 of a more aggressive competitive pricing strategy intended to increase inventory turnover.

                  Selling, general and administrative expenses increased $1.9 million to $12.7 million during the six month period ended January 31, 1997 as compared to $10.8 million for the same six month period in fiscal 1996 related to the increased costs associated with expansion and various costs associated with increased revenues. In addition, selling, general and administrative expenses decreased as a percentage of homebuilding revenues to 14.0% in the six months ended January 31, 1997 compared to 15.0% for the same period in fiscal 1996.

                  Operating income (earnings before interest, financing fees and taxes) increased to $5.3 million in the six months ended January 31, 1997 as compared to $4.2 million for the same period in fiscal 1996 and remained constant as a percentage of homebuilding revenues at 5.9%.

                  Interest and financing fees increased slightly at $2.4 million during the six months ended January 31, 1997 compared to the six month period ended January 31, 1996 at $2.3 million.

Capital Resources and Liquidity

                  Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

                  At January 31, 1997, the Company had cash and cash equivalents of $10.9 million of which $444,000 was restricted to collateralize customer deposits and other escrows. The remaining $10.5 million was available to the Company.

                  The Company had $97.9 million in borrowing availability from various lending institutions and land sellers of which $73.2 million was outstanding at January 31, 1997.


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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

                  The Internal Revenue Service is examining the Company's tax returns for the years ended July 31, 1992, 1993 and 1994. The IRS has raised issues primarily related to matters having to do with the Company's recapitalization in 1992 and 1993 including a $20.0 million gain on debt forgiveness which the Company treated as non-taxable under the provisions of
Section 108 of the Internal Revenue Code and the timing of taxable income related to discontinued subsidiaries which were distributed out of the consolidated group in December 1992.

                  In March 1997, the Company reached a tentative settlement with the IRS for all items in question. If the settlement is finalized as presently structured, the Company would recognize an extraordinary loss of approximately $400,000 or $0.05 per share which relates to the extraordinary gain from the exchange of subordinated debt during the tax year 1992. The Company believes it has adequate reserves for the balance of the settlement. The settlement is expected to be finalized during the quarter ending April 30, 1997.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         (a) The registrant's annual meeting of shareholders was held on November 13, 1996.

         (b) Shareholders elected the following persons as members of the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified:

                  Geaton A. DeCesaris, Sr.
                  Geaton A. DeCesaris, Jr.
                  Thomas Connelly
                  Paul C. Sukalo
                  Richard S. Frary
                  Ronald M. Shapiro
                  Richard B. Talkin

         (c) Shareholders also approved a proposal to ratify the appointment of Deloitte & Touche LLP to serve as independent auditors for the registrant and its subsidiaries for the year ended July 31, 1997 with 5,666,293 shares voted in favor, 8,930 against and 11,401 abstaining.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  27.  Financial Data Schedule

         (b) Reports on Form 8-K

                  The registrant did not file any reports on Form 8-K during the quarter ended January 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WASHINGTON HOMES, INC.
                                           (Registrant)



Date: March 14, 1997                       By:/s/ GEATON A. DECESARIS, JR.
                                           -------------------------------
                                           Geaton A. DeCesaris, Jr.
                                           President and Chief Executive Officer



Date: March 14, 1997                        By:/s/ CLAYTON W. MILLER
                                            ------------------------------
                                            Clayton W. Miller
                                            Principal Accounting Officer