Form 10-Q
period 1997-04-30
WASHINGTON HOMES INC
filed 1997-06-13
CIK 104834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: April 30, 1997

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

                                 YES  X    NO
                                     ---      ---

Number of shares of each of the registrant's classes of common stock outstanding at April 30, 1997:

             Class                                       Number of Shares
             -----                                       ----------------
         Common Stock (voting), $.01 par value              7,015,025
         Common Stock (non-voting), $.01 par value            927,738

                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

 ITEM 1. Financial Statements

  Condensed Consolidated Balance Sheets
  - April 30, 1997 and July 31, 1996 (Unaudited)                              3

  Condensed Consolidated Statements of Net Earnings
  - Three Months and Nine Months Ended April 30, 1997 and 1996 (Unaudited)    4

  Condensed Consolidated Statement of Shareholders' Equity
  - Nine Months Ended April 30, 1997 (Unaudited)                              5

  Condensed Consolidated Statements of Cash Flows
  - Nine Months Ended April 30, 1997 and 1996 (Unaudited)                     6

  Notes to Condensed Consolidated Financial Statements (Unaudited)            7

 ITEM 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9

PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings                                                   12

 ITEM 4. Submission of Matters to a Vote of Security Holders                 12

 ITEM 6. Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                   13

PART 1.  ITEM 1.  Financial Statements

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                                    April 30,     July 31,
                                                            1997          1996
                                                            ----          ----
                                                              (in thousands)

Cash and cash equivalents                                 $  9,833      $ 15,384
Residential inventories                                    121,597       125,033
Excess of costs over net assets acquired, net                6,266        16,553
Investment in joint ventures                                 2,997         2,751
Other                                                       10,861        10,506
                                                          --------      --------
    Total Assets                                          $151,554      $170,227
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Notes and loans payable                                 $ 80,398      $ 74,282
  Trade accounts payable                                    14,343        17,572
  Income taxes                                                 945         5,641
  Other                                                      3,348         4,963
                                                          --------      --------
    Total Liabilities                                       99,034       102,458

Shareholders' Equity
  Common Stock
    15,000,000 shares voting common stock authorized,
     7,015,025 shares issued and outstanding;                   70            70
    1,100,000 shares non-voting common stock authorized,
     927,738 shares issued and outstanding;                      9             9
  Additional paid - in capital                              35,147        35,147
  Retained earnings                                         17,294        32,543
                                                          --------      --------
    Total Shareholders' Equity                              52,520        67,769
                                                          --------      --------
    Total Liabilities and Shareholders' Equity            $151,554      $170,227
                                                          ========      ========


See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands except per share amounts)


                                             Three Months Ended     Nine Months Ended
                                                  April 30,             April 30,
                                             ------------------     ------------------
                                              1997        1996       1997        1996
                                              ----        ----       ----        ----
Revenues
  Homebuilding                              $ 41,431    $36,908    $131,787    $108,483
  Land sales                                     914      1,714       4,320       2,074
  Other income                                   456        782       2,036       1,556
                                            --------    -------    --------    --------
    Total revenues                            42,801     39,404     138,143     112,113

Expenses
  Cost of sales - homebuilding                34,465     29,629     108,445      86,674
  Cost of sales - land sales                     821      1,515       3,785       1,850
  Cost of sales - impairment loss              9,200          0       9,200           0
  Selling, general and administrative          7,498      5,773      20,186      16,527
  Write-down in carrying value of goodwill     9,981          0       9,981           0
  Interest                                       979        999       2,955       2,853
  Financing fees                                 197        200         575         599
  Amortization and depreciation expense          115        199         497         563
                                            --------    -------    --------    --------
    Total expenses                            63,256     38,315     155,624     109,066
                                            --------    -------    --------    --------

Earnings (loss) before income taxes and
  extraordinary item                         (20,455)     1,089     (17,481)      3,047

  Income tax expense (benefit)                (4,011)       475      (2,622)      1,338
                                            --------    -------    --------    --------

Net earnings (loss) before extraordinary
  item                                       (16,444)       614     (14,859)      1,709

  Extraordinary item                            (390)         0        (390)          0
                                            --------    -------    --------    --------

Net earnings (loss)                         $(16,834)   $   614    $(15,249)   $  1,709
                                            ========    =======    ========    ========

Earnings (loss) per common share, before
  extraordinary item                        $  (2.07)   $  0.08    $  (1.87)   $   0.22
                                            ========    =======    ========    ========

Earnings (loss) per common share,
  7,942,763 shares outstanding              $  (2.12)   $  0.08    $  (1.92)   $   0.22
                                            ========    =======    ========    ========



See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Nine Months Ended April 30, 1997
                                   (Unaudited)
                                 (in thousands)




                            Common Stock     Additional                Total
                         ------------------    Paid-in   Retained  Shareholders'
                         Voting  Non voting    Capital   Earnings     Equity
                         ------  ----------    -------   --------     ------
Balance, August 1, 1996    $70       $9        $35,147   $ 32,543    $ 67,769

Net earnings (loss)         --       --             --    (15,249)    (15,249)

Balance, April 30, 1997    $70       $9        $35,147   $ 17,294    $ 52,520
                           ===       ==        =======   ========    ========



See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended April 30,
                                                     ---------------------------
                                                          1997         1996
                                                          ----         ----
                                                            (in thousands)

Cash flows from operating activities:
  Net earnings (loss)                                   $(15,249)    $  1,709
  Adjustments to reconcile net earnings to
  net cash used in operating activities:
    Amortization and depreciation                            497          564
    Write-down of goodwill                                 9,981            0
    Impairment loss                                        9,200            0
  Changes in assets and liabilities:
    Residential inventories                               (5,764)      (7,445)
    Other assets                                            (515)      (1,951)
    Trade accounts payable                                (3,229)      (4,178)
    Income taxes                                          (4,694)        (946)
    Other liabilities                                     (1,616)      (1,057)
                                                        --------     --------
    Net cash used in operating activities                (11,389)     (13,304)

Cash flows from investing activities:
  Purchases of property and equipment, net of disposals      (31)        (266)
  Advances to joint ventures                                (247)        (399)
                                                        --------     --------
    Net cash used in investing activities                   (278)        (665)

Cash flows from financing activities:
  Proceeds from notes and loans payable                   80,803       80,773
  Repayments of notes and loans payable                  (74,687)     (72,972)
                                                        --------     --------
    Net cash provided by financing activities              6,116        7,801

Net decrease in cash and cash equivalents                 (5,551)      (6,168)

Cash and cash equivalents, beginning of period            15,384       15,111
                                                        --------     --------
Cash and cash equivalents, end of period                $  9,833     $  8,943
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report for the year ended July 31, 1996. Operating results for the three and nine months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997.

2.   Shareholders' Equity

         Common Stock. The Company has 15,000,000 shares of Common Stock (voting) authorized of which 7,015,025 shares were outstanding at April 30, 1997. Such shares entitle the holder to one vote for each share of Common Stock held.

         Non-voting Common Stock. The Company has 1,100,000 shares of non-voting common stock authorized of which 927,738 were outstanding at April 30, 1997. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock. The non-voting common stock can be converted into voting common stock on a share-for-share basis. During the quarter, 15,025 shares of non-voting common stock was converted to voting common stock.

3.   Earnings Per Share

         Earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

4.   Notes and Loans Payable

         Notes and loans payable consist of the following:

                                            April 30,               July 31,
                                              1997                    1996
                                              ----                    ----
                                                 (dollars in thousands)

     Senior Notes                             $43,000               $43,000
     Revolving Credit Facilities               33,842                23,759
     Land Acquisition and Other                 3,556                 7,523
                                              -------               -------
                                              $80,398               $74,282
                                              =======               =======

         Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of Senior Notes. Two series of Senior Notes were issued: $30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (8.22% at April 30, 1997), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000.

         Revolving Credit Facilities. Revolving Credit Facilities at April 30, 1997, consist of three secured seasonal revolving loan commitments totaling $51,200,000 to fund acquisition of finished building lots, home construction and model homes. In addition, the Revolving Credit Facilities provide aggregate letters of credit in the amount of $8,000,000 principally for finished building lot contract deposits and bonding to municipalities for land development. The facilities have maturity dates (which may be extended) of June 1997, July 1997 and October 1997. Borrowings under the facilities bear interest at prime (8.50% at April 30, 1997), prime plus 1% or LIBOR (30 day LIBOR at April 30, 1997 was 5.69) plus either 1.97% or 2.50% and are collateralized by inventory. The Company is currently working with the lenders to extend the Revolving Credit Facilities and does not anticipate any problem.

         Land Acquisition Loans. The Company has loans with various land sellers and lenders for the acquisition of land which bear interest at fixed rates ranging from 8.0% to 10% or variable rates of prime to prime plus 1% and are collateralized by the related land under development.


5.  Income Taxes

         The Internal Revenue Service has examined the Company's tax return for the years ended July 31, 1992, 1993 and 1994. The IRS has raised issues primarily related to matters having to do with the Company's recapitalization in 1992 and 1993 including a $20.0 million gain on debt forgiveness which the Company treated as non-taxable under the provisions of Section 108 of the Internal Revenue Code and the timing of taxable income related to discontinued subsidiaries which were distributed out of the consolidated group in December 1992.

         In March 1997, the Company reached a settlement with the IRS for all items in question. As a result, the Company recognized an extraordinary loss of $390,000 or $0.05 per share which relates to the extraordinary gain on debt forgiveness associated with the exchange of subordinated debt during the tax year 1992.


6.  Write-down of Assets


         In the quarter ended April 30, 1997, the Company wrote down to fair value the carrying value of goodwill by $10.0 million and certain land inventory by $9.2 million which resulted in an aggregate after tax charge of $15.8 million, or $1.99 per share. The goodwill resulted from the acquisition of Washington Homes in 1988. The properties affected by the write-down are principally development land, certain communities being closed out, and certain condominium properties in the Maryland suburban areas of Washington, D.C.

         The Company reviewed its long-lived assets, including goodwill, for possible impairment. The circumstances which indicated impairment included a decline in margins in the Washington market, increased governmental regulations and fees, along with the continued competitiveness of the Washington market.

         A significant portion of the land inventory write-down was attributable to two long term development projects, which the Company has owned for more than twenty years. The remainder of the write-down related to six close-out and three condominium communities. The Company has made a decision to phase out its condominium operations which have had results well below management's expectations.

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

                                                 Three Months Ended
                           --------------------------------------------------------------
                           April 30,     July 31,    October 31,   January 31,  April 30,
                             1996          1996         1996          1997         1997
                             ----          ----         ----          ----         ----
                                                              (dollars in thousands)
Selected Operating Data
-----------------------
Revenues-homebuilding       $ 36,908     $59,337     $ 44,020       $ 46,336    $ 41,431
Number of homes delivered        245         377          281            298         258
Number of net new orders         410         248          327            312         438
Number of homes in backlog       730         601          647            661         841
Sales value of backlog      $119,188     $97,625     $107,881       $109,436    $135,042

Geographic Breakdown of Operations

         Set forth below is information for the Company's operations by geographic markets:

                           Three Months Ended           Nine Months Ended
                                April 30,                   April 30,
                           ------------------           ------------------
Net New Orders             1997          1996           1997          1996
--------------             ----          ----           ----          ----

Washington/Baltimore        219           255            589           521
North Carolina              180           142            389           332
Nashville                    23             4             58             4
Pittsburgh                   16             9             41            22
                            ---           ---          -----           ---
                            438           410          1,077           879
                            ===           ===          =====           ===

                           Three Months Ended           Nine Months Ended
                                April 30,                   April 30,
                           ------------------           ------------------
Homes Delivered            1997          1996           1997          1996
---------------            ----          ----           ----          ----

Washington/Baltimore        152           153            490           447
North Carolina               79            79            273           248
Nashville                    16             0             43             0
Pittsburgh                   11            13             31            15
                            ---           ---            ---           ---
                            258           245            837           710
                            ===           ===            ===           ===



                                April 30,
                           ------------------
Backlog of Sold Homes      1997          1996
---------------------      ----          ----

Washington/Baltimore        510           498
North Carolina              267           208
Nashville                    32             4
Pittsburgh                   32            20
                            ---           ---
                            841           730
                            ===           ===


Results of Operations

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996

         Total revenues from homes delivered increased by 12.2% to $41.4 million during the three months ended April 30, 1997, compared to $36.9 million during the same three month period ended April 30, 1996 as the number of homes delivered increased to 258 homes in the third quarter of fiscal 1997 from 245 homes in the third quarter of fiscal 1996. The average sales price of homes delivered also increased to $160,600 for the third quarter of fiscal 1997 from $150,600 for the third quarter of fiscal 1996. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

         Revenues and gross profit from land sales were $914,000 million and $93,000 respectively, for the three months ended April 30, 1997, compared to $1.7 million and $199,000, respectively during the same three month period in fiscal 1996.

         Other income decreased $326,000 to $456,000 during the three months ended April 30, 1997, from $782,000 in the same three month period in fiscal 1996, principally due to water and sewer income received last year but not this year and completion cost income on development property that was sold, received last year but not this year.

         Gross profit as a percentage of revenues from homes delivered decreased to 16.8% during the three months ended April 30, 1997 compared to 19.7% during the same three month period in fiscal 1996. The decrease in gross profit margins is primarily due to implementation during the fourth quarter of fiscal 1996 of a more aggressive competitive pricing strategy intended to increase inventory turnover in the Washington, D.C. market and incentive pricing in opening new communities principally in North Carolina and other markets.

         Selling, general and administrative expenses increased $1.7 million to $7.5 million during the three month period ended April 30, 1997, compared to $5.8 million in the same three month period in fiscal 1996, primarily due to costs associated with increased activities in the expansion cities of Nashville, Charlotte and Pittsburgh. In addition, selling, general and administrative expenses increased as a percentage of homebuilding revenues to 18.1% in the three months ended April 30, 1997 compared to 15.6% for the same period in fiscal 1996.

         As a result of the increase in S,G&A and lower gross margins on homes delivered operating income (earnings before extraordinary item, impairment loss, write-down of goodwill, interest, financing fees and taxes) decreased to $98,000 in the three months ended April 30, 1997 compared to $2.3 million for the same period in fiscal 1996 and decreased as a percentage of homebuilding revenues to 0.2% from 6.2% for the same period in fiscal 1996.

         Interest and financing fees were flat at $1.2 million during the three months ended April 30, 1997 compared to the same three month period in fiscal 1996.

         Excluding the  write-down of goodwill and land  inventory  discussed in
Note 6 and the effect of the tax settlement discussed in Note 5, the net loss for the three months ended April 30, 1997 would have been $667,000 or $0.08 per share.

Nine Months Ended April 30, 1997 Compared to Nine Months Ended April 30, 1996

         Total revenues from homes delivered increased $23.3 million (21.5%) to $131.8 million during the nine months ended April 30, 1997 compared to $108.5 million during the same nine month period ended April 30, 1996. The number of homes delivered increased 17.9% to 837 homes in the first nine months of fiscal 1997 from 710 homes in the first nine months of fiscal 1996. The average sales price of homes delivered also increased to $157,500 in fiscal 1997 from $152,800 in the fiscal 1996 period. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

         Revenues and gross profit from land sales were $4.3 million and $535,000 for the nine months ended April 30, 1997 compared to $2.1 million and $224,000 respectively during the same nine month period in fiscal 1996.

         Gross profit as a percentage of revenues from homes delivered decreased to 17.7% during the nine months ended April 30, 1997 compared to 20.1% during the same nine month period in fiscal 1996. The decrease is primarily due to the implementation during the fourth quarter of fiscal 1996 of a more aggressive competitive pricing strategy intended to increase inventory turnover in the Washington, DC market and incentive pricing in North Carolina and other markets.

         Selling, general and administrative expenses increased $3.7 million to $20.2 million during the nine month period ended April 30, 1997 as compared to $16.5 million for the same nine month period in fiscal 1996 related to the increased costs associated with expansion and various costs associated with increased revenues. In addition, selling, general and administrative expenses increased slightly as a percentage of homebuilding revenues to 15.3% in the nine months ended April 30, 1997 compared to 15.2% for the same period in fiscal 1996.

         As a result of the increase on S,G,&A and lower gross margins on homes delivered, operating income (earnings before extraordinary items, impairment loss, write-down of goodwill, interest, financing fees and taxes) decreased to $5.2 million in the nine months ended April 30, 1997 as compared to $6.5 million for the same period in fiscal 1996 and decreased as a percentage of homebuilding revenues to 4.0% from 6.0% for the same period in fiscal 1996.

         Interest and financing fees were flat at $3.5 million during the nine months ended April 30, 1997 compared to the same nine month period in fiscal 1996.

         Excluding the write-down of goodwill discussed in Note 6 and the effect of the tax settlement discussed in Note 5, the net earnings for the nine months ended April 30, 1997 would have been $918,000 or $0.12 per share.

Capital Resources and Liquidity

         Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

         At April 30, 1997, the Company had cash and cash equivalents of $9.8 million of which $450,000 was restricted to collateralize customer deposits and other escrows. The remaining $9.3 million was available to the Company.

         The Company had $97.9 million in borrowing availability from various lending institutions and land sellers of which $80.4 million was outstanding at April 30, 1997.

         The Company believes that it will be able to fund its activities through fiscal 1997 through a combination of operating cash flow, existing cash balances and borrowings from banks and other lending institutions. The Company is currently in the process of revising and extending its revolving credit facilities. Except for ordinary expenditures for the construction of homes and acquisition and development of land, the Company does not have any material commitments for capital expenditures at the present time.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Internal Revenue Service has examined the Company's tax returns for the years ended July 31, 1992, 1993 and 1994. The IRS has raised issues primarily related to matter having to do with the Company's recapitalization in 1992 and 1993 including a $20.0 million gain on debt forgiveness which the Company treated as non-taxable under the provisions of Section 108 of the Internal Revenue Code and the timing of taxable income related to discontinued subsidiaries which were distributed out of the consolidated group in December 1992.

         In March 1997, the Company reached a settlement with IRS for all items in questions. As a result, the Company recognized an extraordinary loss of $390,000 or $0.05 per share which relates to the extraordinary gain on debt forgiveness associated with the exchange of subordinated debt during the tax year 1992.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         27.  Financial Data Schedule

     (b) Reports on Form 8-K

         The registrant did not file any reports on Form 8-K during the quarter ended April 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WASHINGTON HOMES, INC.
                                       (Registrant)



Date: June 11, 1997                    By: /s/ GEATON A. DECESARIS, JR.
                                       --------------------------------
                                           Geaton A. DeCesaris, Jr.
                                           President and Chief Executive Officer



Date: June 11, 1997                    By: /s/ CLAYTON W. MILLER
                                       --------------------------------
                                           Clayton W. Miller
                                           Principal Accounting Officer