Form 10-K
period 1997-07-31
WASHINGTON HOMES INC
filed 1997-10-30
CIK 104834

A:\10K797wpd.wpd
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended July 31, 1997

                        Commission file number 1-7643

                            WASHINGTON HOMES, INC
           (Exact name of registrant as specified in its charter)

          Maryland                                    52-0818872
     (State or other jurisdiction of                            (I.R.S.
Employer
      incorporation or organization)
Identification No.)

1802 Brightseat Road, Landover, MD                    20785-4235
(Address of principal executive offices)                           (Zip Code)

                               (301) 772-8900
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                            Name of each exchange on
which registered
Common Stock (voting), $.01 par value                       New York Stock
Exchange


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

     On October 15, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $18,244,528.

      Number of shares of each of the registrant's classes of common stock outstanding at September 30, 1997:

          Class                                        Number of Shares
Common Stock (voting), $.01 par value                     7,914,433
Common Stock (non-voting), $.01 par value                   28,330

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for fiscal year ended July 31, 1997 (Part II).
Proxy statement to be filed pursuant to Regulation 14A for 1997 Annual Meeting of Shareholders to be held November 20, 1997 (Part III).
                           WASHINGTON HOMES, INC.
                              FORM 10-K REPORT

                              TABLE OF CONTENTS


PART I.                                                               PAGE

      Item 1.  Business .............................................   3
      Item 2.  Properties ...........................................   9
      Item 3.  Legal Proceedings ....................................   9
      Item 4.  Submission of Matters to a Vote of Security Holders ..   9

PART II.

      Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters ..................................  10
      Item 6.  Selected Financial Data ..............................  10
      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................  10
      Item 8.  Financial Statements and Supplementary Data ..........  10
      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ..................  11

PART III.

      Item 10.  Directors and Executive Officers of the Registrant ..  11
      Item 11.  Executive Compensation ..............................  12
      Item 12.  Security Ownership of Certain Beneficial Owners
                and Management ......................................  12
      Item 13.  Certain Relationships and Related Transactions ......  12

PART IV.

      Item 14.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K ................................  13

SIGNATURES  .........................................................  15

EXHIBITS  ...........................................................

















Note: This report contains statements which may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements may involve unstated risks, uncertainties, and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuations in interest rates, increases in costs of materials, supplies and labor and general competitive conditions.




                                   Part I

Item 1.        Business

General

      Washington Homes, Inc. designs, builds and markets single-family detached homes, townhomes and condominium homes primarily to first-time and first move-up homebuyers in the metropolitan areas of Washington, D.C.- Baltimore, Maryland; Greensboro, Raleigh and Charlotte, North Carolina; Nashville, Tennessee; and Pittsburgh, Pennsylvania. The Company's largest market is the Washington-Baltimore corridor. The Company commenced operations in 1965 and entered the Raleigh and Greensboro, North Carolina markets through an acquisition effective as of May 1, 1994. During fiscal 1996 the Company began operating in Charlotte, North Carolina and Nashville, Tennessee and expanded operations in Pittsburgh. The Company operates under the name "Washington Homes" in Maryland, Virginia and Pennsylvania and as "Westminster Homes" in North Carolina and Tennessee.

      The Company focuses its marketing efforts on consumers whose top priorities are price and value. During the five years ended July 31, 1997 the Company delivered 5,520 homes and currently offers homes for sale in 62 communities at base sales prices ranging from $79,990 to $270,000. The Company delivered 1,315 homes during the fiscal year ended July 31, 1997 generating homebuilding revenues of $206.5 million. The average sales price of homes delivered by the Company during fiscal 1997 was approximately $157,100. At July 31, 1997 there was a backlog of 591 homes under contract with a sales value of $96.3 million.

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

     The range of base sales prices and home sizes for the Company's homes as of July 31, 1997 was as follows:

                               Base Sales       Range of Sizes
                                 Prices
  Single-family detached           $97,000 -   1,100 to 3,000 sq.
  homes                             $270,000                  ft.
  Townhomes                        $96,000 -   1,050 to 1,600 sq.
                                    $157,000                  ft.
  Condominiums                     $79,900 -     600 to 1,400 sq.
                                    $131,000                  ft.

In all of WHl's communities, certain options including fireplaces, finished basements, brick fronts, upgraded appliances, carpet and lot location are available to the purchaser for an additional charge.
      The following table sets forth a breakdown of the Company's deliveries by housing type in each of the last three years:


                                     Years Ended July 31,

                        1997                 1996                 1995

                                    (Dollars in thousands)
                 Home    %    Amoun  Home   %    Amount  Homes    %    Amount
                  s             t     s
Single-family
       detached   890   67.7  $152,1  668  61.5  $112,6    602  51.6%  $102,27
homes...                   %      55          %      55                      3
Townhomes......   355   27.0  46,515  366  33.7  49,117    533  45.7%   70,689
 ...                        %                  %
Condominiums...    70   5.3%   7,906   53  4.8%   6,049     32   2.7%    3,647
 ...
                 1,31   100.  $206,5 1,08  100.  $167,8  1,167  100.0  $176,60
Total..........     5     0%      76    7    0%      21             %        9

      During fiscal 1997, the Company decided to phase out its condominium operations.


Organization

       The Company's homebuilding operations are organized into eight geographically based homebuilding divisions. Division offices are maintained in Landover, Maryland; Manassas, Virginia; Charlotte, Cary and Greensboro, North Carolina; Nashville, Tennessee; and Pittsburgh, Pennsylvania. Corporate headquarters are located in Landover, Maryland.

      Each division is headed by a division manager who reports to the President-Homebuilding Operations. Division managers have responsibility for day-to-day operations, including implementation of community marketing strategies, pricing of homes, managing subcontractors, delivering of finished homes and providing attendant service work. Division managers are supported by sales and production managers. The sales manager coordinates marketing and advertising programs and oversees the sales representatives based at each community. One production manager oversees field operations with managerial responsibility for on-site production superintendents. A second production manager is responsible for purchasing materials, procuring subcontractor services, technical design and construction issues.

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

      As  of   July 31, 1997, the Company was actively building homes  in  62 communities and controlled over 6,900 homesites, as follows:

                Communities in                        Lots Owned
                     Which
                   Homes Are       Future   Tota  Finishe    Lots      Lots
                   Currently                  l      d       Under     Under
Market         Offered For Sale  Communiti  Lots   Lots    Developm   Option
                                     es                       ent

Washington, DC-               30          8  3,79     700      1,714     1,376
                                                0
    Baltimore,
MD
Greensboro, NC                 9          1   778     158        386       234
Raleigh, NC                    9          1   821     159        183       479
Charlotte, NC                  5          4   586      52         --       534
Nashville, TN                  4          4   716      56         --       660
Pittsburgh, PA                 5          1   214      43         15       156

Combined Total                62         19  6,90   1,168      2,298     3,439
                                                5

Operations

Land Acquisition and Development

      The Company builds homes on building lots which it either acquires as finished lots from developers or which it develops itself. At July 31, 1997, the Company owned or held options for 6,905 building lots, providing over five years of supply at the Company's current pace of home deliveries.

      The Company's general strategy is to purchase, to the extent feasible, finished building lots through land acquisition option contracts which provide the maximum degree of flexibility for the timing of land purchases and minimizes the Company's investment outlay. Through the utilization of land acquisition option contracts, the Company purchases the right, but not the obligation, to buy a large number of building lots from a land developer. The options allow the Company to purchase building lots on a takedown schedule commensurate with anticipated home deliveries. As a result, the Company generally does not purchase the building lot or pay the purchase price until the building lot can be utilized in its construction schedule. The purchase agreements generally limit the Company's financial exposure to amounts placed with property sellers as deposits. Although option contracts may contain predetermined lot takedown schedules and price escalation provisions, the Company believes use of such contracts significantly reduces risk since the Company is able to minimize its investment in land and limit its exposure to debt financing. At July 31, 1997, the Company owned 1,168 homebuilding lots and held options for 3,439 homebuilding lots for which it had posted deposits of approximately $3.6 million in the form of cash, letters of credit and promissory notes.

      The Company also develops land for its own residential operations, and 618 or 47.0% of the homes delivered in fiscal 1997 were built on land developed by the Company. As of July 31, 1997, the Company owned 2,298 residential lots in 25 communities which were in the process of land development. All communities have obtained the required zoning and public approvals and, with two exceptions, have physical construction underway. The Company does not buy land for the purpose of speculation.

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

      The Company utilizes model home presentations (generally one per community) as an integral part of the Company's marketing program. In addition, the Company advertises extensively in newspapers, local and regional publications, on radio, as well as utilizing billboards and roadside signage.

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

      When possible, the Company contracts on a fixed-price basis for materials, such as appliances, lumber and carpeting, in an effort to minimize the effects of changes in costs and to take advantage of bulk purchase discounts. The Company focuses on the gross profit margins of each home sold in each community and the monitoring of selling, general and administrative expenses. Every home and every community is considered a profit center for budgeting and cost control purposes.

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

      In fiscal 1993, the Company established Homebuyer's Mortgage, Inc. ("Homebuyer's") as a subsidiary to provide residential mortgage services to the Company's customers and others. Homebuyer's initially has been processing mortgage applications with underwriting and funding provided by independent wholesale lenders. In fiscal 1997, Homebuyer's closed 580 loans totaling $82.2 million in permanent residential financing compared to 360 loans totaling $50.3 million the previous year.

       During fiscal 1997 the homebuilding industry experienced a continuation of relatively low home mortgage interest rates. There can be no assurance that a favorable interest rate environment or government programs providing assistance for homebuyers will continue in the future.

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

      The Company also competes with other builders for the acquisition of building lots. This competition is based primarily on a builder's reputation, and perceived abilities to market homes and price.

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

Bonds, Warranties and Other Obligations

      The Company is frequently required, in connection with the development of its communities, to obtain performance or maintenance bonds (or letters of credit in lieu thereof) to ensure completion of the Company's development obligations. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities. To date, the Company has fulfilled its development obligations. Should the Company fail to build required improvements and the bonds backing such obligations were called, the Company would be obligated to reimburse the issuing surety company or bank. The Company's financial exposure in this regard is reduced as improvements are completed and bonds released. At July 31, 1997, the Company had approximately $19.1 million in letters of credit and surety bonds outstanding for the previously enumerated purposes.

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

Employees

      At July 31, 1997, the Company employed 347 full time personnel of whom 64 were sales and marketing personnel, 151 were executive, administrative and clerical personnel and 132 were involved in construction. Although none of the Company's employees are covered by collective bargaining agreements, certain of the independent contractors which the Company engages employ personnel who may be represented by labor unions or may be subject to collective bargaining agreements. The Company believes that its relations with its employees and independent contractors are good.

Joint Ventures

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

      During the fiscal year ended July 31, 1997, the Company paid Citadel Land, Inc. approximately $443,000 in rentals. Citadel Land is a company beneficially owned by the family of Geaton A. DeCesaris, Sr., Chairman of the Board of the Company.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the Company's fiscal quarter ended July 31, 1997.

Executive Officers

       Information  on  executive  officers  is  set  forth   in   Item   10.
                                   Part II

Item  5.     Market  for  Registrant's Common Equity and Related  Stockholder
Matters

(a)     Market Information.

      The Company's Common Stock (voting) trades on the New York Stock Exchange under the symbol WHI.

      The high and low sale prices for the Company's Common Stock for each quarterly period within the last two fiscal years have been as follows:


                 Fiscal 1997            High      Low

       August 1 to October 31, 1996     $ 4.13    $ 3.38
       November 1, 1996 to January 31,  4.75      3.63
       1997
       February 1 to April 30, 1997     5.00      3.88
       May 1 to July 31, 1997           4.13      3.63

                 Fiscal 1996            High      Low

       August 1 to October 31, 1995     $ 5.63    $4.25
       November 1, 1995 to January 31,  6.38      4.88
       1996
       February 1 to April 30, 1996     5.75      4.50
       May 1 to July 31, 1996           4.75      3.75

(b)  Holders

      On October 16, 1997, there were approximately 211 holders of record of the Company's Common Stock (voting) and one holder of record of the Common Stock (non-voting).

      During July and August 1997 holders of 914,433 shares of non-voting Common Stock converted their shares to shares of voting Common Stock on a share for share basis.

(c)  Dividends

      During fiscal 1997 and 1996, the Company did not pay any dividends on its Common Stock.

      The payment of cash dividends is at the discretion of the Board of Directors of the Company and will depend upon, among other things, future earnings, results of operations, capital requirements and the Company's financial condition. The Company's lending agreements limit the amount of annual cash dividends that the Company may pay to its shareholders. The most restrictive of these limits dividends to no more than 25 percent of net income in any four fiscal quarters.

Item 6.    Selected Financial Data

      The information required by this item is incorporated herein by reference from "Washington Homes, Inc. Selected Financial Data" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated herein by reference from pages 9 to 11 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997.

Item 8.    Financial Statements and Supplementary Data

      The information required by this item is incorporated herein by reference from pages 12 to 20 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997.

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with accountants during the two fiscal years ended July 31, 1997.

                                  Part III

Item 10.    Directors and Executive Officers of the Registrant

      The information required by this item with respect to Directors of the Company is incorporated herein by reference to the registrant's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

     The executive officers of the Company are as follows:


Name                      Ag  Position with Company
                          e

Geaton                A.  66  Chairman of the Board of Directors
DeCesaris,Sr.....
Geaton                A.  42  President,   Chief   Executive   Officer    and
DeCesaris,Jr.....             Director
Thomas    J.   Pellerito  50  President-Homebuilding  Operations  and   Chief
 ........                      Operating Officer
Christopher     Spendley  38  Senior  Vice President, Chief Financial Officer
 .......                       and Secretary
Clayton    W.     Miller  47  Senior Vice President, Chief Accounting Officer
                              and Assistant Secretary
Paul      C.      Sukalo  46  Senior   Vice  President  -  Construction   and
 .............                 Director
William           Wilder  52  Senior Vice President - Land Operations
 .............
A.     Hugo    DeCesaris  38  Vice President in charge of Northwest Division
 ..........
Timothy            Bates  36  Vice President in charge of Virginia Division
 ..............
Dorothy           Minich  49  Vice President in charge of Patuxent Division
 .............
Marco    A.    DeCesaris  46  Vice   President   in  charge   of   Chesapeake
 .........                     Division
Lawrence   M.   Breneman  40  Vice   President   in  charge   of   Pittsburgh
 .......                       Division


      Geaton A. DeCesaris, Sr. has served as Chairman of the Board of the Company since August 1988. Prior thereto from June 1985 to August 1988, Mr. DeCesaris served as Senior General Partner of Sonny DeCesaris and Sons Development Group, a real estate development and construction firm; from 1973 to June 1985, he was founder and President of Sonny DeCesaris and Sons
Builders, Inc. and from 1960 to 1973 President of Procopio and DeCesaris Construction Company. Mr. DeCesaris is the father of Geaton A. DeCesaris, Jr., A. Hugo DeCesaris and Marco A. DeCesaris and is the father-in-law of Paul C. Sukalo.

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

      Thomas J. Pellerito has served as President-Homebuilding Operations and Chief Operating Officer since August 1997. Prior thereto from 1985 to July 1997 he was President of Richmond American Homes, a major regional homebuilder based in northern Virginia. Mr. Pellerito has over 18 years experience in residential construction and related services.

      Christopher Spendley has served as Senior Vice President and Chief Financial Officer since September 1996 and Secretary since September 1997. Prior thereto Mr. Spendley was with Ryland Homes, Inc., a subsidiary of Ryland Group, Inc. for 14 years where he served most recently as President of the Baltimore Division from February 1994 to August 1996 and Controller from 1989 to 1994. He has over 15 years of experience in real estate and finance.

      Clayton W. Miller has served as Senior Vice President since November 1989 and Chief Accounting Officer since September 1994. From November 1989 to September 1994, he served as Chief Financial Officer of the Company. Mr. Miller has over 19 years experience in finance and real estate development.

     Paul C. Sukalo has served as Senior Vice President and a Director of the Company from August 1988 to the present. Prior thereto, he was a general partner of Sonny DeCesaris and Sons Development Group from June 1985 to August 1988. He has over 18 years of related construction experience, principally in residential construction and related services. Mr. Sukalo is the son-in-law of Geaton A. DeCesaris, Sr.

      William Wilder has served as Senior Vice President - Land Operations since September 1994. Prior thereto, he held the position of Vice President of the Company's Land Department from April 1990 to August 1994. Mr. Wilder has over 19 years of real estate experience in both the public and private sectors.

      A. Hugo DeCesaris has served as Vice President in charge of the Company's Northwest Division since February 1997 and has held an executive position in the Company's Land Department since 1991. He is the son of Geaton A. DeCesaris, Sr.

      Timothy Bates has served as Vice President in charge of the Company's Virginia Division since January 1994. Prior thereto, he served as division manager for the Company's Virginia Division from 1988 through 1990 and division sales manager from 1990 through 1993. Mr. Bates has over 13 years experience in new home construction and marketing in the Washington, D.C.-Baltimore marketplace.

      Dorothy Minich has served as Vice President of the Company since August 1993 and is currently in charge of the Company's Patuxent Division. Prior thereto, Ms. Minich was a division sales manager from January 1989 to August 1993. From May 1983 to January 1989 she was a community sales representative at various Washington Homes' communities and has over 13 years experience in sales and marketing for the Company.

      Marco A. DeCesaris has been Vice President in charge of the Chesapeake Division since February 1997. Prior thereto since 1990 he has served with the Company in various executive positions overseeing the Company's architectural department and Design Center. He is the son of Geaton A. DeCesaris, Sr.

      Lawrence M. Breneman has been a Vice President in charge of the Pittsburgh Division since October 1996. Prior thereto from 1991 to October 1996 he was the Division Manager of the Pittsburgh Division. Mr. Breneman joined the Company in 1987.

      Officers are appointed by the Board of Directors to serve at the pleasure of the Board. There are no arrangements or understandings with respect to the selection of executive officers.

Item 11.    Executive Compensation

      The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

                                   Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements

          The following consolidated financial statements of Washington Homes, Inc. and subsidiaries have been incorporated herein by reference as set forth in Item 8:

          Independent Auditors' Report

          Consolidated Balance Sheets at July 31, 1997 and 1996

          Consolidated Statements of Operations for each of the years in the three year period ended July 31, 1997

          Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended July 31, 1997

          Consolidated Statements of Cash Flows for each of the years in the three year period ended July 31, 1997

          Notes to Consolidated Financial Statements for each of the years in the three year period ended July 31, 1997


(b)  Reports on Form 8-K

          During the period from May 1, 1997 to July 31, 1997, there were no reports on Form 8-K filed by the registrant.

(c)  Exhibits

          There are included in this report or incorporated herein by reference the following exhibits:

Exhibit No.                Description of Exhibit

3(a) Articles of Incorporation of registrant, as amended (Filed as Exhibit 3(a) to Registration No. 33-52648)*
3(a)(1  Articles of Merger merging WH Holdings, Inc. into
)       registrant (Filed as Exhibit 3(a)(1) to Registration
        No. 33-52648)*
3(a)(2  Articles of Restatement of Charter of registrant (Filed
)       as Exhibit 3(a)(2) to Registration No. 33-52648)*
3(a)(3  Articles Supplementary to the Charter of registrant
)       (Filed as Exhibit 3(a)(3) to Registration No.
        33-52648)*
3(b)    By-Laws of registrant, as amended
4(a) Specimen Common Stock Certificate (Filed as Exhibit 4(a) to Registration No. 33-52648)*
10(a) Office Lease Agreements between Citadel Land, Inc. and the Company dated as of August 1, 1994. (Filed as Exhibit 10(a) to 10-K Report for year ended July 31,
        1994)*
10(b) Amendment to Office Lease Agreements between Citadel Land, Inc. and the Company dated as of August 1, 1995 (Filed as Exhibit 10(b) to 10-K Report for year ended July 31, 1995)*
10(c) Note Agreement dated as of April 15, 1994 with respect to $43,000,000 Senior Notes due October 2000 (Filed as
        Exhibit 19 to 10-Q Report for quarter ended April 30, 1994 - File No. 1-7643).*

10(d) $70,000,000 Revolving Acquisition and Development Loan and Term Loan, Consolidated Amended and Restated Loan Agreement dated as of July 31, 1997 with First Union National Bank of Maryland.
10(e) Washington Homes, Inc. 401(k) Plan (filed as Exhibit 10(i) to 10-K Report for year ended July 31, 1996)*
10(f) Washington Homes, Inc. Employee Stock Option Plan (Filed as Exhibit 10(f) to Registration No. 33-52648)*
10(g)   Amendment to Employee Stock Option Plan (Filed as
        Exhibit 10(f)(1) to Registration No. 33-52648)*
10(h)   Form of non-compete agreements with officers (Filed as
        Exhibit 10(g) to Registration No. 33-52648)*
10(i) Noncompete agreements with Geaton A. DeCesaris, Sr. and Geaton A. DeCesaris, Jr. (Filed as Exhibit 10(g)(1) to Registration No. 33-52648)*
10(j) Washington Homes Inc. Non-Employee Directors' Stock Option Plan (Filed as Exhibit A to Definitive Proxy Statement for meeting held December 9, 1994)*
13 1997 Annual Report to Shareholders (except for the portions incorporated herein by reference, this Exhibit is filed for informational purposes only)
21      Subsidiaries of registrant
23      Consent of Independent Auditors
24      Powers of Attorney
27      Financial Data Schedule


* Incorporated herein by reference.

d)  Financial Statement Schedules

      All schedules are omitted because the information is not applicable  or
is    presented    in   the   financial   statements   or   related    notes.
SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 28th of October, 1997, by the undersigned, thereunto duly authorized.

WASHINGTON HOMES, INC.
(Registrant)

By:  /s/ GEATON A. DECESARIS, JR.
     Geaton A. DeCesaris, Jr., President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                       Position                Date


   /s/ GEATON A. DECESARIS, JR.        President, Principal       October 28,
1997
   Geaton A. DeCesaris, Jr.            Executive Officer
                                       and Director


   GEATON A. DECESARIS, SR.*           Director                   October 28,
1997
   Geaton A. DeCesaris, Sr.


   THOMAS CONNELLY*                    Director                   October 28,
1997
   Thomas Connelly


   PAUL C. SUKALO*                     Director                   October 28,
1997
   Paul C. Sukalo


                                       Director                   October   ,
1997
   Ronald M. Shapiro


   RICHARD S. FRARY*                   Director                   October 28,
1997
   Richard S. Frary


   RICHARD B. TALKIN*                  Director                   October 28,
1997
   Richard B. Talkin


   /s/ CHRISTOPHER SPENDLEY            Principal Financial        October 28,
1997
   Christopher Spendley                Officer


   /s/ CLAYTON W. MILLER               Principal Accounting       October 28,
1997
   Clayton W. Miller                   Officer

*By: /s/ GEATON A. DECESARIS, JR.
     Geaton A. DeCesaris, Jr.
     Attorney-in-fact