Form 10-Q
period 1997-10-31
WASHINGTON HOMES INC
filed 1997-12-12
CIK 104834

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: October 31, 1997

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

                             YES _X           NO ___

Number of shares of each of the registrant's classes of common stock outstanding at October 31, 1997:

        Class                              Number of
                                              Shares
        Common Stock (voting), $.01 par    7,914,433
        value
        Common Stock (non-voting), $.01       28,330
        par value

                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                        Page
PART I. FINANCIAL INFORMATION


     ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets
     - October 31, 1997 and July 31, 1997                  3
     (Unaudited)

Condensed Consolidated Statements of Net Earnings
-  Three Months Ended October 31, 1997 and 1996            4
(Unaudited)

Condensed Consolidated Statement of Shareholder's
Equity                                                     5
-  Three Months Ended October 31, 1997 (Unaudited)

Condensed Consolidated Statement of Cash Flows
     -  Three Months Ended October 31, 1997 and            6
     1996 (Unaudited)

Notes to Condensed Consolidated Financial                  7
Statements (Unaudited)

     ITEM 2.  Management's Discussion and Analysis
of  Financial Condition and                                8
            Results of Operations



PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K            11

SIGNATURES                                                12

PART 1. ITEM 1.  Financial Statements

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                   October 31,   July 31,
                                             1997        1997
                                             (in thousands)

     Cash and cash equivalents               $  8,669   $ 10,313
     Residential inventories                  114,512    111,520
     Excess of cost over net assets             6,165      6,216
acquired, net
     Investment in joint ventures               3,068      3,058
     Other                                     12,441     11,735
 Total Assets                                $144,855   $142,842


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
     Notes and loans payable                  $72,191    $65,569
     Trade accounts payable                    12,074     16,231
     Income taxes                               1,941      2,056
     Other                                      3,433      4,506
Total Liabilities                              89,639     88,362

Shareholders' Equity
     Common Stock
     15,000,000 shares voting common
stock authorized,                                  79         70
     7,914,433 and 7,015,025 shares
issued and outstanding;
     1,100,000 shares non-voting common
stock authorized,                                   0          9
     28,330 and 927,738 shares issued
and outstanding;
     Additional paid - in capital              35,147     35,147
     Retained earnings                         19,990     19,254
Total Shareholders' Equity                     55,216     54,480

Total Liabilities and Shareholders'          $144,855   $142,842
Equity
[FN]
See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                   (Unaudited)
                     (in thousands except per share amounts)



                                       Three Months Ended
                                           October 31,
                                           1997         1996
Revenues
Homebuilding                            $41,037      $44,021
Land sales                                1,192        1,676
Other income                                577          965
     Total revenues                      42,806       46,662

Expenses
Cost of sales - homebuilding             33,276       35,954
Cost of sales - land                        841        1,470
Selling, general and administrative       6,135        6,150
Interest                                    937          968
Financing fees                              135          197
Amortization and depreciation                98          194
expense
     Total expenses                      41,422       44,933

Earnings before income taxes              1,384        1,729

Income tax expense                          648          798

Net earnings                             $  736       $  931

Earnings per common share,
    7,942,763 weighted average          $  0.09      $  0.12
shares outstanding






[FN]
See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       Three months ended October 31, 1997
                                   (Unaudited)
                                 (in thousands)




                                              Addition                  Total
                                                    al
                            Common Stock      Paid -in   Retaine  Shareholder
                                                               d           s'
                          Voting  Non voting   Capital   Earning       Equity
                                                               s
Balance, August 1, 1997      $70          $9   $35,147   $19,254      $54,480

Convert Non-voting to
Voting
Net Earnings                  --          --        --       736          736

Balance, October 31,         $70          $9   $35,147   $19,990      $55,216
1997




[FN]

See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months Ended
                                                     October 31,
                                                       1997      1996
                                                   (in thousands)
Cash flows from operating activities:
Net earnings                                         $  736     $ 931
Adjustments to reconcile net earnings to
net cash used in operating activities:
Amortization and depreciation                            98       193
Deferred income taxes                                  (55)     (540)
Changes in assets and liabilities:
Residential inventories                             (2,992)     2,318
Other assets                                          (735)      (50)
Trade accounts payable                              (4,157)   (5,088)
Income taxes payable                                   (60)       238
Other liabilities                                   (1,073)   (2,121)
Net cash used in operating activities               (8,238)   (4,119)

Cash flows from investing activities:
Purchases of property and equipment, net of            (18)      (28)
disposals
Advances to joint ventures                             (10)     (246)
Net cash used in investing activities                  (28)     (274)

Cash flows from financing activities:
Proceeds from notes and loans payable                25,392    27,271
Repayments of notes and loans payable              (18,770)  (26,344)
Net cash provided by financing activities             6,622       927

Net decrease in cash and cash equivalents           (1,644)   (3,466)

Cash and cash equivalents, beginning of period       10,313    15,384

Cash and cash equivalents, end of period            $ 8,669   $11,918

[FN]
See accompanying Notes.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended July 31, 1997. Operating results for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.

2.   Shareholders' Equity

     Common Stock. The Company has 15,000,000 shares of Common Stock (voting) authorized of which 7,914,433 shares were outstanding at October 31, 1997. Such shares entitle the holder to one vote for each share of Common Stock held.

     Non-voting Common Stock. The Company has 1,100,000 shares of non-voting common stock authorized of which 28,330 were outstanding at October 31, 1997. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock. The non-voting common stock can be converted into voting common stock on a share-for-share basis. During the quarter, 899,408 shares of non-voting common stock were converted to voting common stock.


3.   Earnings Per Share

     Earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.

4.   Notes and Loans Payable

     Notes and loans payable consist of the following:


                              October 31,    July 31,
                                     1997        1997
                              (dollars in thousands)
     Senior Notes                 $43,000     $43,000
     Revolving Credit              26,345      19,455
     Facilities
     Land Acquisition and           2,846       3,114
     Other
                                  $72,191     $65,569

     Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of Senior Notes. Two series of Senior Notes were issued: $30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (5.824% at October 31, 1997), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000.

     Revolving Credit Facility. At October 31, 1997, the Company had a $70 million facility to fund land acquisition and home construction, letters of credit, and the initial principal repayment on its Senior Notes. The facility has a maturity date (which may be extended) of October 30, 1999. At October 31, 1997, $26.3 million was outstanding. Borrowings under the facility bear interest at 30 day LIBOR (5.824% at October 31, 1997) plus either 1.55% or1.75%, depending upon the mix of collateral and are secured by the related inventory.

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


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Annual Operating Cycle

     The homebuilding industry in general and the operations of the Company are seasonal in nature. The number of new orders signed is generally higher in the period from February through May compared to the balance of the year.
Deliveries peak in the fiscal quarter ending July 31 as a substantial portion of homes for which contracts are written during the fiscal quarter ending April 30 are delivered. Delivery volume is relatively constant during the remainder of the year. Backlog is the number of homes under contract but not delivered at the end of the period. Revenue is recognized upon the delivery of finished homes. The following table, which sets forth the quarterly operating results for the Company during the last five fiscal quarters illustrates this cycle:


                                Three Months Ended

                        October     January     April     July    October
                        31, 1996    31, 1997     30,      31,     31, 1997
                                                1997      1997
                              (dollars in thousands)
Selected Operating
Data
Revenues -homebuilding    $44,021     $46,336  $41,431   $74,789    $41,037
Number of homes               281         298      258       478        265
delivered
Number of net new             327         312      438       228        289
orders
Number of homes in            647         661      841       591        615
backlog
Sales value of backlog   $107,881    $109,436  $135,04   $96,343   $101,227
                                                     2

Geographic Breakdown of Operations

Set forth below is information for the Company's operations by geographic markets:


                               Three Months
                                   Ended
                                October 31,
Net New Orders                   1997   1996

Maryland                           87    131
Virginia                           69     73
North Carolina                    100     97
Nashville                          20     14
Pittsburgh                         13     12
                                  289    327



                               Three Months
                                   Ended
                                October 31,
Homes Delivered                   1997  1996

Maryland                            78   122
Virginia                            59    57
North Carolina                     100    86
Nashville                           18     6
Pittsburgh                          10    10
                                   265   281



                               Three Months
                                   Ended
                                October 31,
Backlog of Sold Homes             1997  1996

Maryland                           237   236
Virginia                           148   200
North Carolina                     185   162
Nashville                           18    25
Pittsburgh                          27    24
                                   615   647


Results of Operations

Three Months Ended October 31, 1997 Compared to Three Months Ended October 31, 1996

     Total revenues from homes delivered decreased by 6.8% to $41.0 million during the three months ended October 31, 1997 as compared to $44.0 million during the same three month period ended October 31, 1996 as the number of homes delivered decreased to 265 in the first quarter of fiscal 1998 from 281 homes in the first quarter of fiscal 1997. These decreases resulted from lower deliveries and a decline in other revenues. The average sales price of homes delivered decreased to $154,857 for the first quarter of fiscal 1998 from $156,657 for the first quarter of fiscal 1997. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

     Revenues and gross profit from land sales were $1.2 million and $351,000 for the three months ended October 31, 1997 as compared to $1.7 million and $206,000 during the same three month period in fiscal 1997.

     Other income decreased $388,000 to $577,000 during the three months ended October 31, 1997 as compared to $965,000 in the same three month period in fiscal 1997, principally due to the one time benefit from a sale of securities during fiscal 1997.

     Gross profit as a percentage of revenues from homes delivered increased to 18.9% during the three months ended October 31, 1997 compared to 18.3% during the same three month period in fiscal 1997. The increase in gross profit margins is due to a better geographic mix as fewer deliveries were from the lower margin communities in suburban Maryland.

     Selling, general and administrative expenses remained relatively constant, however, as a result of the decrease in revenues, expenses as a percentage of homebuilding revenues increased to 14.9% in the three months ended October 31,1997 compared to 14.0% for the same period in fiscal 1997.

     Operating income (earnings before interest, financing fees and taxes) decreased to $2.5 million in the three months ended October 31, 1997 as compared to $2.9 million for the same period in fiscal 1997 and decreased as a percentage of homebuilding revenues to 6.0% from 6.6% for the same period in fiscal 1997.

     Interest and financing fees decreased slightly to $1.1 million during the three months ended October 31, 1997 as compared to $1.2 million in the same three month period in fiscal 1997.


Capital Resources and Liquidity

     Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

     At October 31, 1997, the Company had cash and cash equivalents of $8.7 million of which $118,375 was restricted to collateralize customer deposits and other escrows. The remaining $8.6 million was available to the Company.

     The Company had $103 million in borrowing availability from various lending institutions and land sellers of which $72.2 million was outstanding at October 31, 1997.

     The Company believes that it will be able to fund its activities through fiscal 1998 through a combination of operating cash flow, existing cash balances and borrowings from banks and other lending institutions. Except for ordinary expenditures for the construction of homes and acquisition and development of land, the Company does not have any material commitments for capital expenditures at the present time.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

     The registrant did not file any reports on Form 8-K during the quarter ended October 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WASHINGTON HOMES, INC.
                         (Registrant)



Date:  December 12, 1997               By:/s/ GEATON A. DECESARIS, JR.
                                       Geaton A. DeCesaris, Jr.
                                       President and Chief Executive Officer



Date:  December 12, 1997               By:/s/ CLAYTON W. MILLER
                                       Clayton W. Miller
                                       Principal Accounting Officer