Form 10-Q
period 1998-01-31
WASHINGTON HOMES INC
filed 1998-03-13
CIK 104834

14
10q0198  prepared by: LAB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended: January 31, 1998

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

                             YES _X_          NO ___

Number of shares of each of the registrant's classes of common stock outstanding at January 31, 1998:


        Class                                      Number of Shares
        Common Stock (voting), $.01 par value               7,914,433
        Common Stock (non-voting), $.01 par value              28,330




                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                             Page
PART I. FINANCIAL INFORMATION


     ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets
- January 31, 1998 and July 31, 1997 (Unaudited)                3

Condensed Consolidated Statements of Net Earnings
     -  Three Months and Six Months Ended January 31,           4
     1998 and 1997 (Unaudited)

Condensed Consolidated Statement of Shareholder's
Equity                                                          5
     -  Six Months Ended January 31, 1998 (Unaudited)

Condensed Consolidated Statements of Cash Flows
     -  Six Months Ended January 31, 1998 and 1997              6
     (Unaudited)

Notes to Condensed Consolidated Financial Statements            7
(Unaudited)

     ITEM 2.  Management's Discussion and Analysis of
Financial Condition and                                         8
            Results of Operations



PART II. OTHER INFORMATION

     ITEM 4.  Submission of Matters to a Vote of               12
Security Holders

     ITEM 5.  Other Information                                12

     ITEM 6.  Exhibits and Reports on Form 8-K                 13

SIGNATURES                                                     14



PART 1. ITEM 1.  Financial Statements

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



ASSETS                                                    January 31,  July 31,
                                                              1998       1997
                                                              (in thousands)
     Cash and cash equivalents                               $  8,920   $ 10,313
     Residential inventories                                  112,653    111,520
     Excess of cost over net assets acquired, net               6,116      6,216
     Investment in joint ventures                               3,068      3,058
     Other                                                     11,455     11,735
 Total Assets                                                $142,212   $142,842


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
     Notes and loans payable                                  $69,184    $65,569
     Trade accounts payable                                    12,172     16,231
     Income taxes                                               2,028      2,056
     Other                                                      3,548      4,506
Total Liabilities                                              86,932     88,362

Shareholders' Equity
     Common Stock
     15,000,000 shares voting common stock authorized,
     7,914,433 and 7,015,025 shares issued and                     79         70
outstanding;
     1,100,000 shares non-voting common stock
authorized,                                                         0          9
     28,330 and 927,738 shares issued and outstanding;
     Additional paid - in capital                              35,147     35,147
     Retained earnings                                         20,054     19,254
Total Shareholders' Equity                                     55,280     54,480

Total Liabilities and Shareholders' Equity                   $142,212   $142,842

[FN]
See accompanying Notes.


                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                   (Unaudited)




                                          Three Months Ended   Six Months Ended
                                              January 31,         January 31,
                                               1998      1997      1998     1997
                                              (in thousands except per share
                                                         amounts)
Revenues
Homebuilding                                $45,916   $46,336   $86,953  $90,356
Land sales                                    1,545     1,730     2,737    3,406
Other income                                    574       615     1,151    1,580
     Total revenues                          48,035    48,681    90,841   95,342

Expenses
Cost of sales - homebuilding                 37,906    38,027    71,182   73,981
Cost of sales - land                          1,585     1,494     2,426    2,964
Selling, general and administrative           7,055     6,539    13,190   12,687
Interest                                      1,056     1,007     1,993    1,976
Financing fees                                  197       181       332      378
Amortization and depreciation expense            99       188       197      382
     Total expenses                          47,898    47,436    89,320   92,368

Earnings before income taxes                    137     1,245     1,521    2,974

Income tax expense                               73       590       721    1,389

Net earnings                                  $  64      $655      $800   $1,585

Earnings per common share,
    7,942,763 weighted average shares       $  0.01    $ 0.08    $ 0.10   $ 0.20
outstanding

[FN]
See accompanying Notes.













                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Six Months Ended January 31, 1998
                                   (Unaudited)
                                 (in thousands)





                                           Additional                    Total
                         Common Stock        Paid -in  Retained  Shareholders'
                       Voting  Non voting     Capital  Earnings         Equity
Balance, August 1,        $70          $9     $35,147   $19,254        $54,480
1997

Convert non-voting to       9         (9)          --        --             --
voting
Net earnings               --          --          --       800            800

Balance, January 31,      $79          $0     $35,147   $20,054        $55,280
1998









[FN]
See accompanying Notes



                    .WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                               Six Months Ended January 31,
                                                           1998        1997
                                                      (in thousands)
Cash flows from operating activities:
Net earnings                                             $  800      $1,585
Adjustments to reconcile net earnings to
net cash used in operating activities:
Amortization and depreciation                               197         382
Changes in assets and liabilities:
Residential inventories                                 (1,134)       2,303
Other assets                                                231     (1,053)
Trade accounts payable                                  (4,059)     (4,872)
Income taxes                                               (28)       (247)
Other liabilities                                         (958)     (1,266)
Net cash used in operating activities                   (4,951)     (3,168)

Cash flows from investing activities:
Purchases of property and equipment, net of                (48)         (4)
disposals
Advances to joint ventures                                 (10)       (221)
Net cash used in investing activities                      (58)       (225)

Cash flows from financing activities:
Proceeds from notes and loans payable                    43,421      51,612
Repayments of notes and loans payable                  (39,805)    (52,697)
                           Net cash provided              3,616     (1,085)
by (used in) financing activities

Net decrease in cash and cash equivalents               (1,393)     (4,478)

Cash and cash equivalents, beginning of                  10,313      15,384
period

Cash and cash equivalents, end of period                $ 8,920     $10,906

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended July 31, 1997. Operating results for the three and six months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.

2.   Shareholders' Equity

     Common Stock. The Company has 7,942,763 shares of Common Stock outstanding at January 31, 1998 of which 7,914,433 are voting and 28,330 are non-voting. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock. The non-voting common stock can be converted into voting common stock on a share-for-share basis. During the first quarter of fiscal 1998, 899,408 shares of non-voting common stock were converted to voting common stock.


3.   Earnings Per Share

     Earnings per common share are based on the weighted average number of shares of common stock outstanding during each period. Basic and fully diluted earnings per share are the same for all periods presented.






4.   Notes and Loans Payable

     Notes and loans payable consist of the following:


                                      January 31,      July 31,
                                             1998          1997
                                         (in thousands)
     Senior Notes                         $43,000       $43,000
     Revolving Credit Facilities           23,418        19,455
     Land Acquisition and Other             2,766         3,114
                                          $69,184       $65,569


     Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of Senior Notes. Two series of Senior Notes were issued: $30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (7.96% at January 31, 1998), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Beginning April 1998 interest will be payable on a quarterly basis for both series of Senior Notes (see Item 5). Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000.

     Revolving Credit Facility. At January 31, 1998, the Company had a $70 million facility to fund land acquisition and home construction, letters of credit, and the initial principal repayment on its Senior Notes. The facility has a maturity date (which may be extended) of October 30, 1999. At January 31, 1998, $23.4 million was outstanding. Borrowings under the facility bear interest at 30 day LIBOR (5.6% at January 31, 1998) plus either 1.55% or 1.75%, depending upon the mix of collateral and are secured by the related inventory.

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


                                            Three Months Ended
                             January    April 30,  July 31,   October  January
                            31, 1997      1997       1997    31, 1997  31, 1998
                                          (dollars in thousands)
Selected Operating Data
Revenues -homebuilding         $46,336     $41,431   $74,789   $41,037  $45,916
Number of homes delivered          298         258       478       265      290
Number of net new orders           312         438       228       289      382
Number of homes in backlog         661         841       591       615      707
Sales value of backlog        $109,436    $135,042   $96,343  $101,227 $118,464




Geographic Breakdown of Operations

Set forth below is information for the Company's operations by geographic markets:



                           Three Months Ended   Six Months Ended
                               January 31,         January 31,
Net New Orders                 1998       1997     1998       1997
Maryland                         79        112      166        243
Virginia                         94         54      163        127
North Carolina                  170        112      270        209
Nashville                        16         13       29         25
Pittsburgh                       23         21       43         35
                                382        312      671        639




                           Three Months Ended   Six Months Ended
                              January 31,         January 31,
Homes Delivered                1998      1997     1998        1997
Maryland                         94        92      172         214
Virginia                         60        67      119         124
North Carolina                  116       108      216         194
Nashville                        12        10       22          20
Pittsburgh                        8        21       26          27
                                290       298      555         579






                                   January 31,
Backlog of Sold Homes               1998      1997
Maryland                             222       256
Virginia                             182       187
North Carolina                       239       166
Nashville                             31        27
Pittsburgh                            33        25
                                     707       661


Results of Operations

Three Months Ended January 31, 1998 Compared to Three Months Ended January 31, 1997

     Total revenues decreased 1.3% to $48.0 million during the three months ended January 31, 1998 as compared to $48.7 million during the three month period ended January 31, 1997 as the number of homes delivered decreased to 290 in the second quarter of fiscal 1998 from 298 homes in the second quarter of fiscal 1997. The average sales price of homes delivered increased to $158,300 for the second quarter of fiscal 1998 from $155,500 for the second quarter of fiscal 1997. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

     Revenues from land sales were $1.5 million for the three months ended January 31, 1998 as compared to $1.7 million during the same three month period
in fiscal 1997.   Gross profit from land sales decreased $276,000 during the three months ended January 31, 1998 compared to the same three month period in fiscal 1997. The decrease is primarily due to the disposal of properties in several close out communities in the Maryland market.

     Other income decreased $41,000 to $574,000 during the three months ended January 31, 1998 as compared to $615,000 in the same three month period in fiscal 1997.

     Gross profit as a percentage of revenues from homes delivered decreased to 17.4% during the three months ended January 31, 1998 compared to 17.9% during the same three month period in fiscal 1997. The decrease in gross profit margins is due to the implementation by the Company of an aggressive pricing strategy specifically related to aged inventory.

     Selling, general and administrative expenses increased $517,000 to $7.1 million during the three month period ended January 31, 1998, compared to $6.5 million in the same three month period in fiscal 1997. The increase is principally due to increased marketing and advertising expenses intended to increase new orders and backlog; to costs associated with opening new communities; and to the expansion of the Company's mortgage brokerage operations. In addition, selling, general and administrative expenses increased as a percentage of revenue to 15.4% in the three months ended January 31, 1998, compared to 14.1% for the same period in fiscal 1997 as a result of decreased deliveries and increased expenditures.

     Operating income (earnings before interest, financing fees and taxes) decreased to $1.4 million in the three months ended January 31, 1998 as compared to $2.4 million for the same period in fiscal 1997 and decreased as a percentage of homebuilding revenues to 3.0% from 5.2% for the same period in fiscal 1997.

     Interest and financing fees increased slightly to $1.3 million during the three months ended January 31, 1998 as compared to $1.2 million in the same three month period in fiscal 1997.


Six Months Ended January 31, 1998 Compared to Six Months Ended January 31, 1997

     Total revenues decreased $4.5 million (4.7%) to $90.8 million during the six months ended January 31, 1998 compared to $95.3 million during the six month period ended January 31, 1997. The number of homes delivered decreased 4.0% to 555 homes in the first half of fiscal 1998 from 579 homes in the first half of fiscal 1997. During this period the average sale price of homes delivered increased slightly to $156,700 in the first half of fiscal 1998 from $156,100 in the first half of fiscal 1997. Changes in average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities .

     Revenues and gross profit from land sales were $2.7 million and $311,000, respectively, for the six month period ended January 31, 1998 compared to $3.4 million and $442,000 during the six month period in fiscal 1997. The decrease is primarily due to the disposal of properties in several close out communities in the Maryland market. In the prior year the Company had recognized profit mainly from one transaction.

     Gross profit as a percentage of revenues from homes delivered remained flat at 18.1% during the six month period ended January 31, 1998 compared to the six month period ended January 31, 1997.

     Selling, general and administrative expenses increased $503,000 to $13.2 million during the six month period ended January 31, 1998 as compared to $12.7 million for the six month period in fiscal 1997. The increase is due primarily to increased marketing and advertising costs directed at increasing new orders and backlog; the additional costs associated with opening new communities; and the expansion of the mortgage brokerage operations. In addition, selling, general and administrative expenses increased as a percentage of homebuilding revenues to 15.2% in the six months ended January 31, 1998 compared to 14.0% for the same period in fiscal 1997.

     Operating income (earnings before interest, financing fees and taxes) decreased to $3.8 million in the six months ended January 31, 1998 as compared to $5.3 million for the same period in fiscal 1997. In addition, operating income as a percentage of homebuilding revenues decreased to 4.4% during the first half of fiscal 1998 compared to 5.9% during the first half of fiscal 1997.

     Interest and financing fees decreased slightly to $2.3million in the six months ended January 31, 1998 as compared to $2.4 million for the same period in fiscal 1997.


Capital Resources and Liquidity

     Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

     At January 31, 1998, the Company had cash and cash equivalents of $8.9 million of which $128,00 was restricted to collateralize customer deposits and other escrows. The remaining $8.8 million was available to the Company.

     The Company had $108 million in borrowing availability from various lending institutions and land sellers of which $69.2 million was outstanding at January 31, 1998.

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

     (a) The registrant's annual meeting of shareholders was held on November 20, 1997.

     (b) Shareholders elected the following persons as members of the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified:

          Geaton A. DeCesaris, Sr.
          Geaton A. DeCesaris, Jr.
          Thomas Connelly
          Paul C. Sukalo
          Ronald M. Shapiro
          Richard B. Talkin
          Richard S. Frary

     (c)  The following additional matters were approved at the Annual Meeting:
          * amendment of the Employee Stock Option Plan to authorize the increase in the number of shares for which options could be granted from 500,000 shares to 1,000,000 shares, which amendment was approved by a vote of 4,949,345 for, 1,019,254 against and 15,625 abstentions.
          * amendment of the Stock Option Plan for Non-Employee Directors to authorize the increase in the number of shares available for option from 30,000 shares to 100,000 shares, which amendment was approved by a vote of 5,086,190 for, 881,675 against and 16,359 abstentions.
          * appointment of Deloitte & Touche LLP as independent public accountants for the registrant and its subsidiaries for the year ending July 31,1998 which appointment was approved by a vote of 6,580,827 for, 14,900 against and 14,184 abstentions.


ITEM 5.  Other Information

     As of January 30, 1998 the Registrant amended its agreements with the holders of $43 million of its Series A and Series B Senior Notes due October 15, 2000. The amendment changed certain provisions of the note agreements covering the Senior Notes so that (1) interest is required to be paid quarterly rather than semi-annually; (2) the amount payable to noteholders for early retirement of the notes is reduced during fiscal 1998; (3) dividend and other restricted payments by the Registrant are prohibited; (4) a financial covenant dealing with interest coverage is reduced for the second and third quarters of fiscal 1998; and (5) the Registrant is required to pay holders certain adjustment fees during fiscal 1998.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     10. Second Amendment Agreement dated as of January 30, 1998 to Note Agreements dated as of April 15, 1994.

     27. Financial Data Schedule

     (b) Reports on Form 8-K

     The registrant did not file any reports on Form 8-K during the quarter ended January 31, 1998.






































                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WASHINGTON HOMES, INC.
                         (Registrant)



Date:  March 13, 1998          By:/s/ GEATON A. DECESARIS, JR.
                                 Geaton A. DeCesaris, Jr.
                                 President and Chief Executive Officer



Date:  March 13, 1998          By:/s/ CLAYTON W. MILLER
                                 Clayton W. Miller
                                 Principal Accounting Officer