Form 10-Q
period 1998-04-30
WASHINGTON HOMES INC
filed 1998-06-15
CIK 104834

13

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: April 30, 1998

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

                          YES _X_                NO ___

Number of shares of each of the registrant's classes of common stock outstanding at April 30, 1998:

        Class                            Number of
                                         Shares
        Common Stock (voting), $.01 par    7,914,433
        value
        Common Stock (non-voting), $.01       28,330
        par value

                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                        Page
PART I. FINANCIAL INFORMATION


     ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets
- April 30, 1998 and July 31, 1997 (Unaudited)             3

Condensed Consolidated Statements of  Operations
-  Three Months and Nine Months Ended April 30, 1998       4
and 1997 (Unaudited)

Condensed Consolidated Statement of Shareholder's
Equity                                                     5
-  Nine Months Ended April 30, 1998 (Unaudited)

Condensed Consolidated Statements of Cash Flows
-  Nine Months Ended April 30, 1998 and 1997               6
(Unaudited)

Notes to Condensed Consolidated Financial Statements       7
(Unaudited)

ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations              9



PART II. OTHER INFORMATION

     ITEM 5.  Other Information                           12
     ITEM 6.  Exhibits and Reports on Form 8-K            12

SIGNATURES                                                13








PART 1. ITEM 1.  Financial Statements

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                 April 30,  July 31,
                                         1998       1997
                                          (in thousands)
     Cash and cash equivalents          $ 10,943   $ 10,313
     Residential inventories             121,205    111,520
     Excess of cost over net assets        6,065      6,216
acquired, net
     Investment in joint ventures          3,068      3,058
     Other                                12,241     11,735
 Total Assets                           $153,522   $142,842


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities
     Notes and loans payable             $76,664    $65,569
     Trade accounts payable               15,277     16,231
     Income taxes                          1,962      2,056
     Other                                 3,775      4,506
Total Liabilities                         97,678     88,362

Shareholders' Equity
     Common Stock
     15,000,000 shares voting common
stock authorized,                             79         70
     7,914,433 and 7,015,025 shares
issued and outstanding;
     1,100,000 shares non-voting
common stock authorized,                       0          9
     28,330 and 927,738 shares issued
and outstanding;
     Additional paid - in capital         35,147     35,147
     Retained earnings                    20,618     19,254
Total Shareholders' Equity                55,844     54,480

Total Liabilities and Shareholders'     $153,522   $142,842
Equity

See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                        April 30,             April 30,
                                         1998       1997     1998       1997
                                   (in thousands except per share amounts)
   Revenues
Homebuilding                          $52,262    $41,431 $139,215   $131,787
Land sales                              1,506        914    4,242      4,320
Other income                              676        456    1,828      2,036
     Total revenues                    54,444     42,801  145,285    138,143

Expenses
Cost of sales-homebuilding             43,018     34,465  114,199    108,445
Cost of sales - land                    1,031        821    3,457      3,785
Cost of sales - impairment loss             0      9,200        0      9,200
Selling, general and                    8,049      7,498   21,238     20,186
administrative
Write-down in carrying value of             0      9,981        0      9,981
goodwill
Interest                                1,202        979    3,195      2,955
Financing fees                            197        197      529        575
Amortization and depreciation             134        115      331        497
expense
     Total expenses                    53,631     63,256  142,949    155,624

Earnings (loss) before income
taxes and extraordinary item              813   (20,455)    2,336   (17,481)

Income tax expense (benefit)              249    (4,011)      970    (2,622)

Earnings (loss) before                    564   (16,444)    1,366   (14,859)
extraordinary item

Extraordinary item                          0      (390)        0      (390)

Net earnings (loss)                     $ 564  $(16,834)   $1,366  $(15,249)

Earnings (loss) per common share,
before extraordinary item             $  0.07    $(2.07)   $ 0.17   $ (1.87)

Earnings (loss) per common share,
    7,942,763 weighted average        $  0.07    $(2.12)   $ 0.17   $ (1.92)
shares outstanding

See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Nine Months Ended April 30, 1998
                                   (Unaudited)
                                 (in thousands)



                                        Additional                     Total
                         Common Stock     Paid -in   Retained  Shareholders'
                         Voting    Non     Capital   Earnings         Equity
                                voting
Balance, August 1, 1997     $70     $9     $35,147    $19,254        $54,480

Convert non-voting to         9    (9)          --         --             --
voting
Net earnings                 --     --          --      1,366          1,366

Balance, April 30, 1998     $79     $0     $35,147    $20,620        $55,846







See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Nine Months Ended April
                                                       30,
                                                    1998         1997
                                                  (in thousands)
Cash flows from operating activities:
Net earnings (loss)                               $1,366    $(15,249)
Adjustments to reconcile net earnings(loss)
to
     net cash used in operating activities:
Amortization and depreciation                        331          497
Write-down of goodwill                                 0        9,981
Impairment loss                                        0        9,200
Deferred income taxes                              (116)      (3,373)
Changes in assets and liabilities:
Residential inventories                          (9,685)      (5,764)
Other assets                                       (621)        (515)
Trade accounts payable                             (956)      (3,229)
Income taxes                                          21      (1,321)
Other liabilities                                  (731)      (1,616)
Net cash used in operating activities           (10,391)     (11,389)

Cash flows from investing activities:
Purchases of property and equipment, net of         (64)         (31)
disposals
Advances to joint ventures                          (10)        (247)
Net cash used in investing activities               (74)        (278)

Cash flows from financing activities:
Proceeds from notes and loans payable             75,981       80,803
Repayments of notes and loans payable           (64,886)     (74,687)
          Net cash provided by financing          11,095        6,116
activities

Net increase (decrease) in cash and cash             630      (5,551)
equivalents

Cash and cash equivalents, beginning of           10,313       15,384
period

Cash and cash equivalents, end of period         $10,943       $9,833

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

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended July 31, 1997. Operating results for the three and nine months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1998.

2.   Shareholders' Equity

          Common Stock. The Company has 7,942,763 shares of Common Stock outstanding at April 30, 1998 of which 7,914,433 are voting and 28,330 are non-voting. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock. The non-voting common stock can be converted into voting common stock on a share-for-share basis at anytime at the option of the holder in connection with certain sale transaction. During the first quarter of fiscal 1998, 899,408 shares of non-voting common stock were converted to voting common stock.


3.   Earnings Per Share

          Earnings per common share are based on the weighted average number of shares of common stock outstanding during each period. Basic and fully diluted earnings per share are the same for all periods presented.


4.   Notes and Loans Payable

             Notes and loans payable consist of the following:

                                       April 30,  July 31,
                                            1998      1997
                                       (in thousands)
     Senior Notes                        $43,000   $43,000
     Revolving Credit Facilities          30,478    19,455
     Land Acquisition and Other            3,186     3,114
                                         $76,664   $65,569


          Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of Senior Notes. Two series of Senior Notes were issued: $30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (7.96% at April 30, 1998), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Beginning April 1998 interest became payable on a quarterly basis for both series of Senior Notes. Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000.

          Revolving Credit Facility. At April 30, 1998, the Company had a $70 million facility to fund land acquisition and home construction, letters of credit, and the initial principal repayment on its Senior Notes. The facility has a maturity date (which may be extended) of October 30, 1999. At April 30, 1998, $30.5 million was outstanding. Borrowings under the facility bear interest at 30 day LIBOR (5.66% at April 30, 1998) plus either 1.55% or 1.75%, depending upon the mix of collateral and are secured by the related inventory.

          Land Acquisition Loans. The Company has loans with various land sellers and lenders for the acquisition of land which bear interest at fixed rates ranging from 8.0% to 10% or variable rates of prime to prime plus 1% and are collateralized by the related land under development.

5.   Income Taxes

     The Internal Revenue Service has examined the Company's tax returns for the years ended July 31, 1992, 1993 and 1994. The IRS raised issues primarily related to matters having to do with the Company's recapitalization in 1992 and 1993 including a $20.0 million gain on debt forgiveness which the Company treated as non-taxable under the provisions of Section 108 of the Internal Revenue Code and the timing of taxable income related to discontinued subsidiaries which were distributed out of the consolidated group in December 1992.

     In March 1997, the Company reached a settlement with the IRS for all items in question. As a result, the Company recognized an extraordinary loss of $390,000 or $0.05 per share which relates to the extraordinary gain on debt forgiveness associated with the exchange of subordinated debt during the 1992 tax year.

6.   Write-down of Assets

     In the quarter ended April 30, 1997, the Company wrote down to fair value the carrying value of goodwill by $10.0 million and certain land inventory by $9.2 million which resulted in an after-tax charge of $15.8 million, or $1.99
per share.   The goodwill resulted from the acquisition of  the Company in 1988.
The properties affected by the write-down were principally development land, certain close out communities and certain condominium properties in the Maryland suburban areas of Washington, D.C..

     The Company reviewed its long-lived assets, including goodwill, for possible impairment. The circumstances which indicated impairment included a decline in margins in the Washington market, increased governmental regulations and fees, along with the continued competitiveness of the Washington market.

     A significant portion of the land inventory write-down was attributable to two long term development properties, which the Company has owned for more than twenty years. The remainder of the write-down related to six close-out and
three condominium communities.   The Company has made a decision to phase out
its condominium operations which have had results well below management's expectations.



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

                                        Three Months Ended
                          April   July 31,   October    January    April
                        30, 1997    1997     31, 1997  31, 1998   30, 1998
                                      (dollars in thousands)
Selected Operating Data
Revenues -homebuilding    $41,431   $74,789   $41,037    $45,916   $52,262
Number of homes               258       478       265        290       340
delivered
Number of net new             438       228       289        382       640
orders
Number of homes in            841       591       615        707     1,007
backlog
Sales value of backlog   $135,042   $96,343  $101,227   $118,464  $168,726

Geographic Breakdown of Operations

Set forth below is information for the Company's operations by geographic markets:

                                 Three Months    Nine Months
                                    Ended           Ended
                                  April 30,       April 30,
Net New Orders                    1998     1997   1998   1997

Maryland                           213      155    379    398
Virginia                           111       64    274    191
North Carolina                     261      180    531    389
Nashville                           37       23     80     58
Pittsburgh                          18       16     47     41
                                   640      438  1,311  1,077

                                Three Months     Nine Months
                                    Ended           Ended
                                  April 30,       April 30,
Homes Delivered                   1998    1997     1998  1997

Maryland                           114      95      286   309
Virginia                            75      57      194   181
North Carolina                     115      79      331   273
Nashville                           28      16       54    43
Pittsburgh                           8      11       30    31
                                   340     258      895   837


                                   April  30,
Backlog of Sold Homes              1998     1997

Maryland                            321      316
Virginia                            218      194
North Carolina                      385      267
Nashville                            42       32
Pittsburgh                           41       32
                                  1,007      841


Results of Operations

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

          Total revenues increased 27.2% to $54.4 million during the three months ended April 30, 1998 as compared to $42.8 million during the three month period ended April 30, 1997 as the number of homes delivered increased to 340 in the third quarter of fiscal 1998 from 258 homes in the third quarter of fiscal 1997. The increased deliveries were attributable to successful sales promotions and generally improved market conditions. The average sales price of homes delivered decreased to $153,700 for the third quarter of fiscal 1998 from $160,600 for the third quarter of fiscal 1997. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

          Revenues from land sales were $1.5 million for the three months ended April 30, 1998 as compared to $914,000 during the same three month period in
fiscal 1997.   Gross profit from land sales increased  $382,000 during the three months ended April 30, 1998 compared to the same three month period in fiscal 1997. The increase reflects individual lot sales to close out several communities.

          Other income increased $220,000 to $676,000 during the three months ended April 30, 1998 as compared to $456,000 in the same three month period in fiscal 1997.

          Gross profit as a percentage of revenues from homes delivered, excluding the effect of the write-down of land inventory, increased to 17.7% during the three months ended April 30, 1998 compared to 16.8% during the same three month period in fiscal 1997. The increase in gross profit margins is attributable to an improved mix of deliveries within the Company's geographic markets and the effect of cost reduction initiatives, especially in North Carolina.

          Selling, general and administrative expenses increased $551,000 to $8.0 million during the three month period ended April 30, 1998, compared to $7.5 million in the same three month period in fiscal 1997. The increase is principally due to increased marketing and advertising expenses intended to increase new orders and backlog; to costs associated with opening new communities; and to the expansion of the Company's mortgage brokerage operations. In addition, selling, general and administrative expenses decreased as a percentage of homebuilding revenue to 15.4% in the three months ended April 30, 1998, compared to 18.1% for the same period in fiscal 1997 as a result of increased deliveries.

          Interest and financing fees increased to $1.4 million during the three months ended April 30, 1998 as compared to $1.2 million in the same three month period in fiscal 1997.


Nine Months Ended April 30, 1998 Compared to Nine Months Ended April 30, 1997

          Total revenues increased $7.0 million (5.2%) to $145.3 million during the nine months ended April 30, 1998 compared to $138.1 million during the nine month period ended April 30, 1997. The number of homes delivered increased 7.0% to 895 homes in the first nine months of fiscal 1998 from 837 homes in the first nine months of fiscal 1997. During this period the average sale price of homes delivered decreased to $155,500 in the first nine months of fiscal 1998 from $157,500 in the first nine months of fiscal 1997. Changes in average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities .

          Revenues from land sales of $4.2 million for the nine month period ended April 30, 1998 were relatively flat in comparison to the same nine month period in fiscal 1997. Gross profit from land sales increased 47% to $785,000 for the nine month period ended April 30, 1998 from $535,000 for the same nine month period in fiscal 1997.

          Gross profit as a percentage of revenues from homes delivered, excluding the effect of the write-down of land inventories increased to 18.0% during the nine month period ended April 30, 1998 compared to 17.7% during the nine month period ended April 30, 1997.

          Selling, general and administrative expenses increased $1.0 million to $21.2 million during the nine month period ended April 30, 1998 as compared to $20.2 million for the same nine month period in fiscal 1997. The increase is due primarily to increased marketing and advertising costs directed at increasing new orders and backlog; the additional costs associated with opening new communities; and the expansion of the mortgage brokerage operations. In addition, selling, general and administrative expenses as a percentage of homebuilding revenues remained flat at 15.3% for the nine months ended April 30, 1998 and April 30, 1997.

          Interest and financing fees increased to $3.7 million in the nine months ended April 30, 1998 as compared to $3.5 million for the same period in fiscal 1997.


Capital Resources and Liquidity

          Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

          At April 30, 1998, the Company had cash and cash equivalents of $10.9 million of which $200,000 was restricted to collateralize customer deposits and other escrows. The remaining $10.7million was available to the Company.

          The Company had $106 million in borrowing availability from various lending institutions and land sellers of which $76.7 million was outstanding at April 30, 1998.

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

PART II.  OTHER INFORMATION

ITEM 5.  Other Information
     As of April 30, 1998 the Registrant amended its revolving credit facility to change the interest coverage covenant.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

         10. Letter Agreement dated as of April 30, 1998 to Consolidated, Amended and Restated Loan Agreement made as of July 31, 1997.
         27.  Financial Data Schedule

     (b)  Reports on Form 8-K

         The registrant did not file any reports on Form 8-K during the quarter ended April 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WASHINGTON HOMES, INC.
                                      (Registrant)



Date:  June 15, 1998                  By:  /s/ Geaton A.. DeCesaris
                                          Geaton A. DeCesaris, Jr.
                                          President and Chief Executive Officer



Date:  June 15, 1998                  By: /s/ Clayton W. Miller
                                          Clayton W. Miller
                                          Principal Accounting Officer