Form 10-K
period 1998-07-31
WASHINGTON HOMES INC
filed 1998-10-23
CIK 104834

10K798
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      On October 16, 1998, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $17,316,828.

      Number of shares of each of the registrant's classes of common stock outstanding at September 30, 1998:

          Class                                        Number of Shares
Common Stock (voting), $.01 par value                     7,914,433
Common Stock (non-voting), $.01 par value                   28,330

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for fiscal year ended July 31, 1998 (Part II).
Proxy statement to be filed pursuant to Regulation 14A for 1998 Annual Meeting of Shareholders to be held November 20, 1998 (Part III).



                             WASHINGTON HOMES, INC.
                                FORM 10-K REPORT

                                TABLE OF CONTENTS


PART I.                                                               PAGE

      Item 1.  Business .............................................   3
      Item 2.  Properties ...........................................   9
      Item 3.  Legal Proceedings ....................................   9
      Item 4. Submission of Matters to a Vote of Security Holders .. 9 Executive Officers

PART II.

      Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters ..................................  12
      Item 6.  Selected Financial Data ..............................  12
      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................  13
      Item 7A.Quantitative and Qualitative Disclosures about Market
               Risk                                                    13
      Item 8.  Financial Statements and Supplementary Data ..........  13
      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ..................  13

PART III.

      Item 10.  Directors and Executive Officers of the Registrant ..  13
      Item 11.  Executive Compensation ..............................  13
      Item 12.  Security Ownership of Certain Beneficial Owners
                and Management ......................................  13
      Item 13.  Certain Relationships and Related Transactions ......  13

PART IV.

      Item 14.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K ................................  14

SIGNATURES  .........................................................  16

EXHIBITS  ...........................................................














Note: This report on form 10-K contains statements which may be construed as "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements may involve unstated risks, uncertainties, and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuations in interest rates, increases in costs of materials, supplies and labor and general competitive conditions.





                                     Part I



Item 1.        Business

General

      Washington Homes, Inc. designs, builds and markets single-family detached homes, townhomes and condominium homes primarily to first-time and first move-up homebuyers in the metropolitan areas of Washington, D.C.-Baltimore, Maryland; Greensboro, Raleigh and Charlotte, North Carolina; Nashville, Tennessee; and Pittsburgh, Pennsylvania. The Company's largest market is the combined Washington-Baltimore metropolitan areas. The Company commenced operations in 1965 and entered the Raleigh and Greensboro, North Carolina markets through an acquisition effective as of May 1, 1994. During fiscal 1996 the Company began operating in Charlotte, North Carolina and Nashville, Tennessee and expanded operations in Pittsburgh, Pennsylvania. The Company operates under the name "Washington Homes" in Maryland, Virginia and Pennsylvania and as "Westminster Homes" in North Carolina and Tennessee.

     The Company focuses its marketing efforts on consumers whose top priorities are price and value. During the five years ended July 31, 1998 the Company delivered 6,039 homes and currently offers homes for sale in 72 communities at base sales prices ranging from $79,900 to $270,000. The Company delivered 1,479 homes during the fiscal year ended July 31, 1998 generating homebuilding revenues of $233.1 million. The average sales price of homes delivered by the Company during fiscal 1998 was approximately $157,600. At July 31, 1998 there was a backlog of 821 homes under contract with a sales value of $141.6 million.

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

     The range of base sales prices and home sizes for the Company's homes as of July 31, 1998 was as follows:


                              Base Sales Prices       Range of Sizes
  Single-family detached       $97,000 - $270,000  1,100 to 3,000 sq. ft.
  homes
  Townhomes                    $96,000 - $157,000  1,050 to 1,600 sq. ft.
  Condominiums                 $79,900 - $131,000    600 to 1,400 sq. ft.

     In all of WHI's communities, certain options including fireplaces, finished basements, brick fronts, upgraded appliances, upgraded carpet and premium lot location are available to the purchaser for an additional charge.
      The following table sets forth a breakdown of the Company's deliveries by housing type in each of the last three years:


                                       Years Ended July 31,

                      1998                     1997                     1996

                                      (Dollars in thousands)
             Homes    %      Amount   Homes    %     Amount   Homes    %      Amount
Single-      990    66.9%   $170,139  890    67.7%  $152,155     668  61.5%   $112,655
family
Detached
homes
Townhomes...    420  28.4%    56,054    355   27.0%    46,515    366  33.7%     49,117
Condominiums     69   4.7%     6,918     70    5.3%     7,906     53   4.8%      6,049
              1,479 100.0%  $233,111  1,315  100.0%  $206,576  1,087 100.0%   $167,821
Total.......
 ...

      During fiscal 1997, the Company decided to phase out its condominium operations.


Organization

       The Company's homebuilding operations are organized into seven geographically based homebuilding divisions. Division offices are maintained in Landover, Maryland; Manassas, Virginia; Charlotte, Cary and Greensboro, North Carolina; Nashville, Tennessee; and Pittsburgh, Pennsylvania. Corporate headquarters are located in Landover, Maryland.

      Each division is headed by a division president who reports to the President-Homebuilding Operations. Division presidents have responsibility for day-to-day operations, including implementation of community marketing strategies, pricing of homes, managing subcontractors, delivering of finished homes and providing attendant service work. Division presidents are supported by sales and production managers. Sales managers coordinate marketing and advertising programs and oversees the sales representatives based at each community. Production managers oversee field operations with managerial responsibility for on-site production superintendents and are responsible for purchasing materials, procuring subcontractor services, technical design and construction issues.

      Sales and building activities are managed at each community by a sales representative and a superintendent. The sales representative is responsible for implementing the Company's marketing programs and for follow-through with customers, from contract signing and loan application through delivery. The superintendent coordinates the work of subcontractors and is responsible for quality control and delivery of the finished product in a timely manner.

Residential Developments

      As  of   July  31, 1998, the Company controlled over 6,300  homesites,  as follows:

                Communities in                Lots Owned
                     Which
                   Homes Are     Total   Finished  Lots Under  Lots Under
                   Currently
Market         Offered For Sale   Lots     Lots    Development   Option

Washington, DC-               32  3,607       687        1,428       1,492
Baltimore, MD
Greensboro, NC                10    826       227          284         315
Raleigh, NC                   10    701       171           98         432
Charlotte, NC                  9    558        82           --         476
Nashville, TN                  6    493        71           --         422
Pittsburgh, PA                 5    201        56           15         130

Combined Total                72  6,386     1,294        1,825       3,267




Operations

Land Acquisition and Development

      The Company builds homes on building lots which it either acquires as finished lots from developers or which it develops itself. At July 31, 1998, the Company owned or held options for 6,386 building lots.

      The Company's general strategy is to purchase, to the extent feasible, finished building lots through land acquisition option contracts which provide the maximum degree of flexibility for the timing of land purchases and minimizes the Company's investment outlay. Through the utilization of land acquisition option contracts, the Company purchases the right, but not the obligation, to buy a large number of building lots from a land developer. The options allow the Company to purchase building lots on a takedown schedule commensurate with anticipated home sales. As a result, the Company generally does not purchase the building lot until the building lot can be utilized in its construction schedule. The purchase agreements generally limit the Company's financial exposure to amounts placed with property sellers as deposits. Although option contracts generally contain predetermined lot takedown schedules and price escalation provisions, the Company believes use of such contracts significantly reduces risk since the Company is able to minimize its investment in land and limit its exposure to debt financing. At July 31, 1998, the Company owned 1,294 finished lots and had under option 3,267 homebuilding lots for which it had posted deposits of approximately $3.6 million in the form of cash, letters of credit and promissory notes.

      The Company also develops land for its own residential operations, and 611 or 41.3% of the homes delivered in fiscal 1998 were built on land developed by the Company. As of July 31, 1998, the Company owned 1,825 residential lots in 22 communities which were in the process of land development. All communities have obtained the required zoning and public approvals and, with two exceptions, have physical construction underway. The Company does not buy land for the purpose of speculation.

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

Marketing

      Generally, a sales office is located in each community which is staffed by a Company sales representative. In addition, a significant portion of sales are derived from the introduction of customers to the Company's communities by local independent real estate brokers. The Company maintains an extensive broker co-op program. The Company's sales personnel are compensated with salary and incentive compensation and are trained by the Company. They attend weekly meetings to be updated on financing availability, construction schedules, new land acquisitions, marketing and advertising plans. The concentration of the Company's communities allows the Company to employ sales personnel on a long-term, rather than a single community basis, which management believes results in reduced training costs and a more motivated sales force with extensive knowledge of the Company's operating policies and housing products.

     The Company utilizes model home presentations (generally one per community) as an integral part of the Company's marketing program. In addition, the Company advertises in newspapers, local and regional publications, on radio, as well as utilizing billboards and roadside signage.

     The Company utilizes standard sales contracts which require the customer to make an earnest money deposit which is generally in the range of $500 to $5,000. Upon execution of the contract and receipt of the deposit, the home sale is included in backlog. The sales contract is generally cancelable without forfeiture of deposit if the customer is unable to sell an existing home or obtain permanent financing. The sales contract sets forth details of the home being purchased, location, options ordered, details of financing sought and closing requirements.

      In addition to relying on management's extensive experience, the Company determines the prices for its homes through a Company-designed competitive analysis program that compares a WHI home with homes offered by other builders in the relevant marketing area. The Company accomplishes this by evaluating differences in product features, amenities and location and updates such analyses frequently.

      The Company has established a new home Design Center in a Bowie, Maryland as a showcase for the marketing of options available on the Company's homes. This facility has been used by the Company's Maryland Division and the Company intends to expand the concept to other divisions in fiscal 1999.

Building

     In its construction of homes, the Company acts as a general contractor with independent contractors performing all home construction and site improvement work generally under fixed-price contracts. Construction is performed under the direction of superintendents employed by the Company. The Company enforces its commitment to quality by providing its construction superintendents with incentive compensation arrangements based on the homebuyer's satisfactory responses to pre-closing and post-closing checklists.

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

      In fiscal 1993, the Company established Homebuyer's Mortgage, Inc. ("Homebuyer's") as a subsidiary to provide residential mortgage services to the Company's customers and others. Homebuyer's initially has been processing mortgage applications with underwriting and funding provided by independent wholesale lenders. In fiscal 1998 Homebuyer's closed 898 loans totaling $121.9 million in permanent residential financing compared to 580 loans totaling $82.2 million the previous fiscal year. The Company's capture rate (the percentage of Washington Homes' homebuyers using the Company's mortgage services) increased to 55% from 42% last fiscal year.

      During fiscal 1998 the homebuilding industry experienced a continuation of relatively low home mortgage interest rates. There can be no assurance that a favorable interest rate environment or government programs providing assistance for homebuyers will continue in the future.

Other Services

     Through various joint ventures, the Company provides title insurance agency services and other insurance agency services in Maryland and Virginia.

Regulation

      The Company is subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental condition and the present and former uses of the site. These environmental laws may result in delays, cause the Company to incur compliance and other costs and prohibit or restrict development in certain environmentally sensitive regions or areas. Prior to consummating the purchase of land, the Company requires independent environmental engineers to evaluate such land for the presence of wetlands and hazardous or toxic materials, wastes or substances. The Company has not been materially affected to date by the presence or potential presence of such conditions.

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

Competition and Market Factors

      The metropolitan housing markets served by the Company are highly competitive. In its marketing efforts, the Company encounters competition from other homebuilders and apartment and condominium developers, as well as from sellers of existing homes. In the locations where the Company builds, there is intense competition among numerous large and small homebuilders. Competition in the homebuilding industry is intense in part because of the historic ease with which large national homebuilders, many of which may have greater financial resources than the Company, can expand their operations.

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

      The Company also competes with other builders for the acquisition of building lots. This competition is based primarily on a builder's reputation, and perceived abilities to market its homes.

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

Bonds, Warranties and Other Obligations

      The Company is frequently required, in connection with the development of its communities, to obtain performance or maintenance bonds to ensure completion of the Company's development obligations. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities. To date, the Company has fulfilled its development obligations. Should the Company fail to build required improvements and the bonds backing such obligations were called, the Company would be obligated to reimburse the issuing surety company or bank. The Company's financial exposure in this regard is reduced as improvements are completed and bonds released. At July 31, 1998, the Company had approximately $21.4 million in letters of credit and surety bonds outstanding for the previously enumerated purposes.

      All homes delivered by the Company are sold with the benefit of the Company's two-year limited warranty as to workmanship supplemented by a limited ten-year warranty as to structural integrity under the Residential Warranty Corporation program, a privately insured program and other similar warranty programs. To assist the Company in meeting its warranty obligations to customers, the Company requires subcontractors to provide warranties of their workmanship to the Company.

Employees

      At July 31, 1998, the Company employed 377 full time personnel of whom 69 were sales and marketing personnel, 124 were executive, administrative and clerical personnel and 184 were involved in construction. Although none of the Company's employees are covered by collective bargaining agreements, certain of the independent contractors which the Company engages employ personnel who may be represented by labor unions or may be subject to collective bargaining agreements. The Company believes that its relations with its employees and independent contractors are good.

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

      During fiscal 1998, the Company formed a joint venture with US Home Corporation to construct and market active adult housing in the Raleigh, North Carolina market.

      The Company's interest in the joint ventures' operating results has not been significant to date.

Item 2.    Properties

      The Company leases over 24,000 square feet of office space from Citadel Land, Inc. for its corporate headquarters and offices for certain of its divisions and subsidiaries in a six story office building located in Landover, Maryland pursuant to a lease expiring in May 2008.

      During the fiscal year ended July 31, 1998 the Company paid Citadel Land, Inc. approximately $434,600 in rentals. Citadel Land is a company beneficially owned by the family of Geaton A. DeCesaris, Sr., Chairman of the Board of the Company.

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

Item 4.    Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the Company's fiscal quarter ended July 31, 1998.

Executive Officers

The executive officers of the Company are as follows:


Name                     Age  Position with Company
Geaton A. DeCesaris,Sr.  67   Chairman of the Board of Directors
Geaton A. DeCesaris,Jr.  43   President,   Chief   Executive   Officer    and
                              Director
Thomas J. Pellerito      51   President-Homebuilding  Operations  and   Chief
                              Operating Officer
Christopher Spendley     39   Senior  Vice President, Chief Financial Officer
                              and Secretary
Clayton W. Miller        47   Senior   Vice   President,   Chief   Accounting
                              Officer and Treasurer
Paul C. Sukalo           46   Senior   Vice  President  -  Construction   and
                              Director



     Geaton A. DeCesaris, Sr. has served as Chairman of the Board of the Company since August 1988. Prior thereto from June 1985 to August 1988, Mr. DeCesaris served as Senior General Partner of Sonny DeCesaris and Sons Development Group, a real estate development and construction firm; from 1973 to June 1985, he was founder and President of Sonny DeCesaris and Sons Builders, Inc. and from 1960 to 1973 President of Procopio and DeCesaris Construction Company. Mr. DeCesaris is the father of Geaton A. DeCesaris, Jr. and is the father-in-law of Paul C. Sukalo who are directors and Executive Officers of the Company.

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

      Thomas J. Pellerito has served as President-Homebuilding Operations and Chief Operating Officer since July 1997. Prior thereto from 1985 to July 1997 he was President of Richmond American Homes, the northern Virginia based subsidiary of a national homebuilder. Mr. Pellerito has over 18 years experience in residential construction and related services.

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

      Clayton W. Miller has served as Senior Vice President since November 1989 and Chief Accounting Officer since September 1994 and Treasurer since November 1997. From November 1989 to September 1994, he served as Chief Financial Officer of the Company. Mr. Miller has over 19 years experience in finance and real estate development.

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

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

(a)     Market Information.

      The Company's Common Stock (voting) trades on the New York Stock Exchange under the symbol WHI.

      The high and low sale prices for the Company's Common Stock for each quarterly period within the last two fiscal years have been as follows:


                 Fiscal 1998            High      Low

       August 1 to October 31, 1997     $ 4.88    $ 3.69
       November 1, 1997 to January 31,  4.50      3.50
       1998
       February 1 to April 30, 1998     5.38      3.75
       May 1 to July 31, 1998           6.25      4.65

                 Fiscal 1997            High      Low

       August 1 to October 31, 1996     $ 4.13    $3.38
       November 1, 1996 to January 31,  4.75      3.63
       1997
       February 1 to April 30, 1997     5.00      3.88
       May 1 to July 31, 1997           4.13      3.63

(b)  Holders

      On September 30, 1998, there were approximately 216 holders of record of the Company's Common Stock (voting) and one holder of record of the Common Stock (non-voting).



(c)  Dividends

      During fiscal 1998 and 1997, the Company did not pay any dividends on its Common Stock.

      The  payment  of  cash dividends is  at the discretion  of  the  Board  of
Directors of the Company and will depend upon, among other things, future earnings, results of operations, capital requirements and the Company's financial condition. The Company's lending agreements limit the amount of annual cash dividends that the Company may pay to its shareholders. The most restrictive of these limits dividends to no more than 25 percent of cumulative net income for the four prior fiscal quarters. The Company does not anticipate paying dividends in the foreseeable future.

(d)  Sales of Unregistered Securities

      During the fiscal year ended July 31, 1998, the registrant did not sell any securities which were not registered under the Securities Act of 1933.

Item 6.    Selected Financial Data

      The information required by this item is incorporated herein by reference from "Washington Homes, Inc. Selected Financial Data" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated herein by reference from pages 9 to 11 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1998.

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk

     The information required by this item is incorporated herein by reference from page 11 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1998.

Item 8.    Financial Statements and Supplementary Data

      The information required by this item is incorporated herein by reference from pages 12 to 20 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1998.

Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with accountants during the two fiscal years ended July 31, 1998.

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant

      The information required by this item with respect to Directors of the Company is incorporated herein by reference to the registrant's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

      The information required by this item on Executive Officers is included in
Part I.

Item 11.    Executive Compensation

      The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

Item 13.    Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements

          The following consolidated financial statements of Washington Homes, Inc. and subsidiaries have been incorporated herein by reference as set forth in Item 8:

          Independent Auditors' Report

          Consolidated Balance Sheets at July 31, 1998 and 1997

          Consolidated Statements of Operations for each of the years in the three year period ended July 31, 1998

          Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended July 31, 1998

          Consolidated Statements of Cash Flows for each of the years in the three year period ended July 31, 1998

          Notes to Consolidated Financial Statements for each of the years in the three year period ended July 31, 1998


(b)  Reports on Form 8-K

          During the period from May 1, 1998 to July 31, 1998, there were no reports on Form 8-K filed by the registrant.

(c)  Exhibits

          There are included in this report or incorporated herein by reference the following exhibits:

Exhibit No.                Description of Exhibit

       3 Articles of Incorporation of registrant, as amended
       ( (Filed as Exhibit 3(a) to Registration No. 33-52648)*
       a
       )
       3 Articles of Merger merging WH Holdings, Inc. into
       ( registrant (Filed as Exhibit 3(a)(1) to Registration
       a No. 33-52648)*
       )
       (
       1
       )
       3 Articles of Restatement of Charter of registrant (Filed ( as Exhibit 3(a)(2) to Registration No. 33-52648)*
       a
       )
       (
       2
       )
       3 Articles Supplementary to the Charter of registrant
       ( (Filed as Exhibit 3(a)(3) to Registration No.
       a 33-52648)*
       )
       (
       3
       )
       3 By-Laws of registrant, as amended (Filed as Exhibit
       ( 3(b) to 10-K Report for year ended July 31, 1997)*
       b
       )
       4 Specimen Common Stock Certificate (Filed as Exhibit
       ( 4(a) to Registration No. 33-52648)*
       a
       )
       1 Office Lease Agreement between Citadel Land, Inc. and
       0 the Company dated as of January 1, 1997
       (
       a
       )
       1 First Amendment to Office Lease Agreement between
       0 Citadel Land, Inc. and the Company dated as of May 14,
       ( 1998
       b
       )
       1 Second Amendment to Office Lease Agreement between
       0 Citadel Land, Inc. and the Company dated as of June 1,
       ( 1998
       c
       )
       1 Note Agreement dated as of April 15, 1994 with respect 0 to $43,000,000 Senior Notes due October 2000 (Filed as ( Exhibit 19 to 10-Q Report for quarter ended April 30,
       d 1994 - File No. 1-7643)*
       )
       1 $70,000,000 Revolving Acquisition and Development Loan 0 and Term Loan, Consolidated Amended and Restated Loan
       ( Agreement dated as of July 31, 1997 with First Union
       e National Bank of Maryland. (Filed as Exhibit 10(d) to
       ) 10-K Report for year ended July 31, 1997)*
       1 Letter Agreement dated as of April 30, 1998 to
       0 consolidated amended and Restated Loan Agreement dated ( as of July 31, 1997 (filed as Exhibit 10 to 10-Q Report f for quarter ended April 30, 1998)*
       )
       1 Second Amendment Agreement dated as of January 30, 1998 0 to Note Agreement dated as of April 15, 1994 (filed as ( Exhibit 10 to 10-Q Report for quarter ended January 31, g 1998)*
       )
       1 Washington Homes, Inc. 401(k) Plan (filed as Exhibit
       0 10(i) t o 10-K Report for year ended July 31, 1996)*
       (
       h
       )
       1 Washington Homes, Inc. Employee Stock Option Plan
       0 (Filed as Exhibit 10(f) to Registration No. 33-52648)*
       (
       I
       )
       1 Amendment to Employee Stock Option Plan (Filed as
       0 Exhibit 10(f)(1) to Registration No. 33-52648)*
       (
       j
       )
       1 Amendment Number 2 to Employee Stock Option Plan
       0
       (
       k
       )
       1 Form of non-compete agreements with officers (Filed as 0 Exhibit 10(g) to Registration No. 33-52648)*
       (
       l
       )
       1 Non-compete agreements with Geaton A. DeCesaris, Sr.
       0 and Geaton A. DeCesaris, Jr. (Filed as Exhibit 10(g)(1) ( to Registration No. 33-52648)*
       n
       )
       1 Washington Homes Inc. Non-Employee Directors' Stock
       0 Option Plan (Filed as Exhibit A to Definitive Proxy
       ( Statement for meeting held December 9, 1994)*
       n
       )
       1 Amendment to Non-Employee Directors' Stock Option Plan
       0
       (
       o
       )
       1 1998 Annual Report to Shareholders (except for the
       3 portions incorporated herein by reference, this Exhibit
         is filed for informational purposes only)
       2 Subsidiaries of registrant
       1
       2 Consent of Independent Auditors
       3
       2 Powers of Attorney
       4
       2 Financial Data Schedule
       7


* Incorporated herein by reference.

d)  Financial Statement Schedules

      All schedules are omitted because the information is not applicable or is presented in the financial statements or related notes.SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 16th of October, 1998, by the undersigned, thereunto duly authorized.

WASHINGTON HOMES, INC.
(Registrant)

By:  /s/ GEATON A. DECESARIS, JR.
     Geaton A. DeCesaris, Jr., President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                       Position                Date


/s/ GEATON A. DECESARIS, JR.       President, Principal     October 16, 1998
   Geaton A. DeCesaris, Jr.        Executive Officer
                                   and Director


   GEATON A. DECESARIS, SR.*           Director            October 16, 1998
   Geaton A. DeCesaris, Sr.


   THOMAS CONNELLY*                    Director            October 16, 1998
   Thomas Connelly


   PAUL C. SUKALO*                     Director            October 16, 1998
   Paul C. Sukalo


   RONALD M. SHAPIRO*                  Director            October 16, 1998
   Ronald M. Shapiro


   RICHARD S. FRARY*                   Director            October 16, 1998
   Richard S. Frary


   RICHARD B. TALKIN*                  Director            October 16, 1998
   Richard B. Talkin


   /s/ CHRISTOPHER SPENDLEY      Principal Financial       October 16, 1998
   Christopher Spendley          Officer


   /s/ CLAYTON W. MILLER         Principal Accounting      October 16, 1998
   Clayton W. Miller             Officer

*By: /s/ GEATON A. DECESARIS, JR.
     Geaton A. DeCesaris, Jr.
     Attorney-in-fact