Form 10-Q
period 1998-10-31
WASHINGTON HOMES INC
filed 1998-12-14
CIK 104834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: October 31, 1998

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

                             YES _X_         NO ___

Number of shares of each of the registrant's classes of common stock outstanding at October 31, 1998

        Class                                   Number of Shares
        Common Stock (voting), $.01 par value          7,914,433
        Common Stock (non-voting), $.01 par               28,330
        value
                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                        Page
PART I. FINANCIAL INFORMATION


     ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets
- October 31, 1998 and July 31, 1998 (Unaudited)           3

Condensed Consolidated Statements of Earnings
-  Three Months Ended October 31, 1998 and 1997            4
(Unaudited)

Condensed Consolidated Statement of Shareholders'
Equity                                                     5
-  Three Months Ended October 31, 1998 (Unaudited)

Condensed Consolidated Statements of Cash Flows
-  Three Months Ended October 31, 1998 and 1997            6
(Unaudited)

Notes to Condensed Consolidated Financial                  7
Statements (Unaudited)

ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations              8



PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K            12

SIGNATURES                                                13


PART 1. ITEM 1.  Financial Statements

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                             October 31,   July 31,
                                                       1998        1998
                                                       (in thousands)

     Cash and cash equivalents                         $ 16,295   $ 10,321
     Residential inventories                            115,325    113,198
     Excess of cost over net assets acquired, net         5,965      6,015
     Investment in joint ventures                         2,848      2,848
     Other                                               12,701     13,590
 Total Assets                                          $153,134   $145,972


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Notes and loans payable                            $68,060    $58,255
     Trade accounts payable                              18,305     21,647
     Income taxes                                         2,655      3,217
     Other                                                4,575      4,583
Total Liabilities                                        93,595     87,702

Shareholders' Equity
     Common Stock
     15,000,000 shares voting common stock
authorized,                                                  79         79
     7,914,433 shares issued and outstanding;
     1,100,000 shares non-voting common stock
authorized,                                                   0          0
     28,330 shares issued and outstanding;
     Additional paid - in capital                        35,147     35,147
     Retained earnings                                   24,313     23,044
Total Shareholders' Equity                               59,539     58,270

Total Liabilities and Shareholders' Equity             $153,134   $145,972



See accompanying Notes.
                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                     (in thousands except per share amounts)



                                               Three Months Ended
                                                  October 31,
                                                  1998           1997
Revenues
Homebuilding                                   $67,745        $41,037
Land sales                                         475          1,192
Other income                                       908            577
     Total revenues                             69,128         42,806

Expenses
Cost of sales - homebuilding                    55,426         33,276
Cost of sales - land                               441            841
Selling, general and administrative              9,371          6,135
Interest                                         1,514            937
Financing fees                                     202            135
Amortization and depreciation expense               97             98
     Total expenses                             67,051         41,422

Earnings Before Income Taxes                     2,077          1,384

Income tax expense                                 808            648

Net Earnings                                    $1,269         $  736

Basic and Diluted Earnings per Share
    7,942,763 weighted average shares          $  0.16        $  0.09
outstanding







See accompanying Notes.













                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       Three months ended October 31, 1998
                                   (Unaudited)
                                 (in thousands)





                                           Addition                  Total
                                                 al
                           Common Stock    Paid -in  Retained  Shareholder
                                                                        s'
                         Voting       Non   Capital  Earnings       Equity
                                   voting
Balance, August 1, 1998     $79        $0   $35,147   $23,044      $58,270

Net Earnings                 --        --        --     1,269        1,269

Balance, October 31,        $79        $0   $35,147   $24,313      $59,539
1998










See accompanying Notes.




                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                Three Months Ended
                                                   October 31,
                                                      1998       1997
                                                  (in thousands)

Cash flows from operating activities:
Net earnings                                        $1,269      $ 736
Adjustments to reconcile net earnings to
net cash used in operating activities:
Amortization and depreciation                           97         98
Changes in assets and liabilities:
Residential inventories                            (2,127)    (2,992)
Other assets                                           902      (735)
Trade accounts payable                             (3,341)    (4,157)
Income taxes payable                                 (563)      (115)
Other liabilities                                      (8)    (1,073)
Net cash used in operating activities              (3,771)    (8,238)

Cash flows from investing activities:
Purchases of property and equipment, net of           (60)       (18)
disposals
Advances to joint ventures                              --       (10)
Net cash used in investing activities                 (60)       (28)

Cash flows from financing activities:
Proceeds from notes and loans payable               56,000     25,392
Repayments of notes and loans payable             (46,195)   (18,770)
Net cash provided by financing activities            9,805      6,622

Net increase (decrease) in cash and cash             5,974    (1,644)
equivalents

Cash and cash equivalents, beginning of             10,321     10,313
period

Cash and cash equivalents, end of period           $16,295    $ 8,669










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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended July 31, 1998. Operating results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.

2.   Shareholders' Equity

     Common Stock.   The company has 7,942,763 shares of Common Stock
outstanding at October 31, 1998 of which 7,914,433 are voting and 28,330 are non -voting. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock. The non-voting common stock can be converted into voting common stock on a share-for-share basis at anytime at the option of the holder in connection with certain sale transactions.


3.   Earnings Per Share

     Earnings per common share are based on the weighted average number of shares of common stock outstanding during each period. Basic and diluted earnings per share are the same for both periods presented.


4.   Notes and Loans Payable

     Notes and loans payable consist of the following:


                                     October 31,    July 31,
                                            1998        1998
                                        (in thousands)
     Senior Notes                        $28,667     $43,000
     Revolving Credit Facilities          36,568      12,197
     Land Acquisition and Other            2,825       3,058
                                         $68,060     $58,255

      Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of Senior Notes. Two series of Senior Notes were issued: $30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (7.74% at October 31, 1998), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Beginning April 1998 interest became payable on a quarterly basis for both series of Senior Notes. Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000. The first principal repayment of $14,333,333 was made in October 1998.

     Revolving Credit Facility. At October 31, 1998, the Company had a $70 million facility to fund land acquisition and home construction, letters of credit, and the initial principal repayment on its Senior Notes. The facility has a maturity date (which may be extended) of October 30, 2000. At October 31, 1998, $36.6 million was outstanding. Borrowings under the facility bear interest at 30 day LIBOR (5.24% at October 31, 1998) plus either 1.55% or 1.75%, depending upon the mix of collateral and are secured by the related inventory.

     Land Acquisition Loans. The Company has loans with various land sellers and lenders for the acquisition of land which bear interest at fixed rates ranging from 8.0% to 10% or variable rates of prime to prime plus 1% and are collateralized by the related inventory.








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

                                        Three Months Ended
                        October 31,  January   April      July    October
                           1997        31,    30, 1998    31,    31, 1998
                                      1998                1998
                                      (dollars in thousands)
Selected Operating Data
Revenues -homebuilding      $41,037  $45,916   $52,262   $93,896   $67,745
Number of homes                 265      290       340       584       407
delivered
Number of net new               289      382       640       398       430
orders
Number of homes in              615      707     1,007       821       844
backlog
Sales value of backlog     $101,227  $118,46  $168,726   $141,61  $147,100
                                           4                   9

Geographic Breakdown of Operations

Set forth below is information for the Company's operations by geographic markets:


                               Three Months
                                   Ended
                                October 31,
Net New Orders                   1998   1997

Maryland                          145     87
Virginia                          102     69
North Carolina                    138    100
Nashville                          32     20
Pittsburgh                         13     13
                                  430    289



                               Three Months
                                   Ended
                                October 31,
Homes Delivered                   1998  1997

Maryland                           115    78
Virginia                            83    59
North Carolina                     181   100
Nashville                           14    18
Pittsburgh                          14    10
                                   407   265



                               Period Ended
                                October 31,
Backlog of Sold Homes             1998  1997

Maryland                           270   237
Virginia                           195   148
North Carolina                     285   185
Nashville                           60    18
Pittsburgh                          34    27
                                   844   615


Results of Operations

Three Months Ended October 31, 1998 Compared to Three Months Ended October 31, 1997

     Total revenues from homes delivered increased by 65.1% to $67.7 million during the three months ended October 31, 1998 compared to $41.0 million during the three month period ended October 31, 1997 as the number of homes delivered increased to 407 in the first quarter of fiscal 1999 from 265 homes in the first quarter of fiscal 1998. The increased level of revenues reflects continuing strong housing markets resulting from a generally strong economy and low interest rates for home mortgages. It also reflects the Company's more aggressive pricing in some Maryland communities which was intended to increase sales. The average sales price of homes delivered increased to $166,449 for the first quarter of fiscal 1999 from $154,857 for the first quarter of fiscal 1998. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

    Revenues and gross profit from land sales were $475,000 and $34,000 for the three months ended October 31, 1998 as compared to $1.2 million and $351,000 during the same three month period in fiscal 1998.

     Other income increased $331,000 to $908,000 during the three months ended October 31, 1998 as compared to $577,000 in the same three month period in fiscal 1998, principally due to loan origination income earned by the Company's mortgage subsidiary.

     Gross profit as a percentage of revenues from homes delivered decreased to 18.2% during the three months ended October 31, 1998 compared to 18.9% during the same three month period in fiscal 1998.

     Selling, general and administrative expenses increased $3.3 million to $9.4 million during the three month period ended October 31, 1998, compared to $6.1 million in the same three month period in fiscal 1998. The increase is principally due to increase costs associated with the 61% increase in quarterly revenues, the opening of nine new communities, and costs related to improving the technology and infrastructure of the Company. Selling, general and administrative expenses decreased as a percentage of homebuilding revenue to 13.8% in the three month period ended October 31, 1998, compared to 14.9% for the same period in fiscal 1998 as a result of increased deliveries.

     Operating income (earnings before interest, financing fees and taxes) increased to $3.8 million in the three months ended October 31, 1998 as compared to $2.5 million for the same period in fiscal 1998 and decreased as a percentage of homebuilding revenues to 5.6% from 6.0% for the same period in fiscal 1998.

     Interest and financing fees increased to $1.7 million during the three months ended October 31, 1998 as compared to $1.1 million in the same three month period in fiscal 1998.


Capital Resources and Liquidity

     Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

     At October 31, 1998, the Company had cash and cash equivalents of $16.3 million of which $27,600 was restricted to collateralize customer deposits and other escrows. The remaining $16.28 million was available to the Company.

     The Company had $101.5 million in borrowing availability from various lending institutions and land sellers of which $68.1 million was outstanding at October 31, 1998.

     The Company believes that it will be able to fund its activities through fiscal 1999 through a combination of operating cash flow, existing cash balances and existing facilities. Except for ordinary expenditures for the construction of homes and acquisition and development of land, the Company does not have any material commitments for capital expenditures at the present time.



Year 2000 Issues

     The Year 2000 (Y2K) problem is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, computer software programs that have time-sensitive software may not recognize dates beginning in the year 2000. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payment from the Company's customers all of which could materially adversely effect the company's business, financial condition or results of operations.

     The Company has completed an assessment of its computer systems, to identify computer hardware, software and process control systems that are not Y2K compliant. The Company presently believes that its business-critical computer systems which are not presently Y2K compliant will be replaced, upgraded or modified prior to 2000.

     The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations. In total, these costs are not expected to have a material adverse effect on the Company's overall results of operations or cash flows.

     The Company is in the process of surveying its significant vendors, subcontractors, suppliers and financial institutions to assess the status of their Y2K issues. Responses and non-responses will be evaluated over the next few quarters as part of the Company's Y2K plan. The Company cannot determine to what extent the Y2K issue will affect its vendors, subcontractors, suppliers and financial institutions and, consequently, the Company.

     The foregoing assessment of the impact of the Y2K problem is based on management's best estimate at the present time, and could change substantially. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.


Forward Looking Statements

     Certain statements in the Company's Form 10-Q, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, may be construed as Forward-Looking Statements, as defined in the Private Securities Litigation Reform Act of 1995 (the Reform Act). Such statements may involve unstated risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions; fluctuations in interest rates; increases in costs and materials, supplies and labor; and general competitive conditions.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

    The registrant did not file any reports on Form 8-K during the quarter ended October 31, 1998.














                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WASHINGTON HOMES, INC.
                         (Registrant)



Date:  December 14, 1998      By:_/s/ Geaton A. DeCesaris, Jr.
                                 Geaton A. DeCesaris, Jr.
                                 President and Chief Executive Officer



Date:  December 14, 1998      By:_/s/ Clayton W. Miller________
                                 Clayton W. Miller
                                 Principal Accounting Officer