Form 10-Q
period 1999-01-31
WASHINGTON HOMES INC
filed 1999-03-17
CIK 104834

16
10q0199 prepared by: LAB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: January 31, 1999

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

                             YES _X_         NO ___

Number of shares of each of the registrant's classes of common stock outstanding at January 31, 1999:

        Class                            Number of
                                         Shares
        Common Stock (voting), $.01 par    7,914,433
        value
        Common Stock (non-voting), $.01       28,330
        par value



                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                        Page
PART I. FINANCIAL INFORMATION


     ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets
- January 31, 1999 and July 31, 1998 (Unaudited)           3

Condensed Consolidated Statements of Net Earnings
-  Three Months and Six Months Ended January 31, 1999      4
and 1998 (Unaudited)

Condensed Consolidated Statement of Shareholder's
Equity                                                     5
-  Six Months Ended January 31, 1999 (Unaudited)

Condensed Consolidated Statements of Cash Flows
-  Six Months Ended January 31, 1999 and 1998               6
(Unaudited)

Notes to Condensed Consolidated Financial Statements       7
(Unaudited)

     ITEM 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations              8



PART II. OTHER INFORMATION

     ITEM 4.  Submission of Matters to a Vote of          13
Security Holders

     ITEM 6.  Exhibits and Reports on Form 8-K            13

SIGNATURES                                                14


PART 1. ITEM 1.  Financial Statements

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                   January 31,  July 31,
                                             1999       1998
                                             (in thousands)
     Cash and cash equivalents               $  7,824  $ 10,321
     Residential inventories                  120,844   113,198
     Excess of cost over net assets             5,915     6,015
acquired, net
     Investment in joint ventures               4,348     2,848
     Other                                     13,485    13,590
 Total Assets                                $152,416  $145,972


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Notes and loans payable                  $64,527   $58,255
     Trade accounts payable                    17,515    21,647
     Income taxes                               3,796     3,217
     Other                                      5,200     4,583
Total Liabilities                              91,038    87,702

Shareholders' Equity
     Common Stock
     15,000,000 shares voting common
stock authorized, 7,914,433 shares                 79        79
issued and outstanding;
     1,100,000 shares non-voting common
stock authorized, 28,330 shares issued              0         0
and outstanding;
     Additional paid - in capital              35,147    35,147
     Retained earnings                         26,152    23,044
Total Shareholders' Equity                     61,378    58,270

Total Liabilities and Shareholders'          $152,416  $145,972
Equity





See accompanying Notes.





                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                                   (Unaudited)



                                  Three Months Ended  Six Months Ended
                                      January 31,        January 31,
                                       1999      1998    1999      1998
                                     (in thousands except per share
                                                amounts)
Revenues
     Homebuilding                   $70,723   $45,916  $138,468 $86,953
     Land sales                       2,598     1,545     3,073   2,737
     Other income                       941       574     1,849   1,151
          Total revenues             74,262    48,035   143,390  90,841

Expenses
     Cost of sales - homebuilding    57,329    37,906   112,755  71,182
     Cost of sales - land             2,468     1,585     2,909   2,426
     Selling, general and             9,626     7,055    18,997  13,191
administrative
     Interest                         1,556     1,056     3,070   1,993
     Financing fees                     196       197       398     331
     Amortization and                   106        99       203     197
depreciation expense
          Total expenses             71,281    47,898   138,332  89,320

Earnings before income taxes          2,981       137     5,058   1,521

     Income tax expense               1,142        73     1,950     721

Net earnings                         $1,839     $  64    $3,108    $800

Basic and Diluted Earnings per
common share,                       $  0.23   $  0.01    $ 0.39  $ 0.10
    7,942,763 weighted average
shares outstanding


See accompanying Notes.





                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Six Months Ended January 31, 1999
                                   (Unaudited)
                                 (in thousands)




                                          Additional                     Total
                          Common Stock      Paid -in   Retained  Shareholders'
                         Voting     Non      Capital   Earnings         Equity
                                 voting
Balance, August 1, 1998     $79      $0      $35,147    $23,044        $58,270

Net earnings                 --      --           --      3,108          3,108

Balance, January 31,        $79      $0      $35,147    $26,152        $61,378
1999








See accompanying Notes.
















                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                            Six Months Ended January 31,
                                                      1999           1998
                                                   (in thousands)
Cash flows from operating activities:
Net earnings                                        $3,108         $  800
Adjustments to reconcile net earnings to
net cash used in operating activities:
Amortization and depreciation                          203            197
Changes in assets and liabilities:
Residential inventories                            (7,646)        (1,134)
Other assets                                           151            231
Trade accounts payable                             (4,132)        (4,059)
Income taxes                                           579           (28)
Other liabilities                                      617          (958)
Net cash used in operating activities              (7,120)        (4,951)

Cash flows from investing activities:
Purchases of property and equipment, net             (149)           (48)
of disposals
Investment in and advances to joint                (1,500)           (10)
ventures
Net cash used in investing activities              (1,649)           (58)

Cash flows from financing activities:
Proceeds from notes and loans payable              101,967         43,421
Repayments of notes and loans payable             (95,695)       (39,805)
Net cash provided by financing activities            6,272          3,616

Net decrease in cash and cash equivalents          (2,497)        (1,393)

Cash and cash equivalents, beginning of             10,321         10,313
period

Cash and cash equivalents, end of period           $ 7,824        $ 8,920

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended July 31, 1998. Operating results for the three and six months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.

2.   Shareholders' Equity

     Common Stock. The Company has 7,942,763 shares of Common Stock outstanding at January 31, 1999 of which 7,914,433 are voting and 28,330 are non-voting. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock. The non-voting common stock can be converted into voting common stock on a share-for-share basis at anytime at the option of the holder in connection with certain sale transactions.


3.   Earnings Per Share

     Earnings per common share are based on the weighted average number of shares of common stock outstanding during each period. Basic and fully diluted earnings per share are the same for all periods presented.






4.   Notes and Loans Payable

     Notes and loans payable consist of the following:

                                January 31,      July 31,
                                       1999          1998
                                    (in thousands)
     Senior Notes                   $28,667       $43,000
     Revolving Credit                33,038        12,197
     Facilities
     Land Acquisition and             2,822         3,058
     Other
                                    $64,527       $58,255


     Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of Senior Notes. Two series of Senior Notes were issued: $30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (7.37% at January 31, 1999), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Beginning April 1998 interest became payable on a quarterly basis for both series of Senior Notes. Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000. The first principal repayment of $14,333,333 was made in October 1998.

     Revolving Credit Facility. At January 31, 1999, the Company had a $70 million facility to fund land acquisition and home construction, letters of credit, and the initial principal repayment on its Senior Notes. The facility has a maturity date (which may be extended) of October 30, 2000. At January 31, 1999, $33.0 million was outstanding. Borrowings under the facility bear interest at 30 day LIBOR (4.94% at January 31, 1999) plus either 1.55% or 1.75%, depending upon the mix of collateral and are secured by the related inventory.

     Land Acquisition Loans. The Company has loans with various land sellers and lenders for the acquisition of land which bear interest at fixed rates ranging from 8.0% to 10% or variable rates of prime to prime plus 1% and are collateralized by the related land under development.

     Interest Rate Swap. In January 1998, the Company entered into an interest rate swap agreement to manage interest rate exposure on the Company's variable rate debt. Amounts to be paid or received under the swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to interest expense. The fair value of the swap agreement was not recognized in the consolidated financial statements, since it is accounted for as a hedge. This swap agreement expires in January 2002 and effectively converts $15 million of variable LIBOR based borrowings to a fixed LIBOR of 5.67% at January 31, 1999.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Annual Operating Cycle

     The homebuilding industry in general and the operations of the Company are seasonal in nature. The number of new orders signed is generally higher in the period from February through May compared to the balance of the year.
Deliveries peak in the fiscal quarter ending July 31 as a substantial portion of homes for which contracts were written during the fiscal quarter ending April 30 are delivered. Delivery volume is relatively constant during the remainder of the year. Backlog is the number of homes under contract but not delivered at the end of the period. Revenue is recognized upon the delivery of finished homes. The following table, which sets forth the quarterly operating results for the Company during the last five fiscal quarters, illustrates this cycle:

                                    Three Months Ended
                   January  April 30,  July 31,   October    January 31,
                  31, 1998     1998      1998     31, 1998       1999
                                  (dollars in thousands)
Selected
Operating Data
Revenues             $45,916   $52,262   $93,896    $67,745       $70,723
-homebuilding
Number of homes          290       340       584        407           427
delivered
Number of net new        382       640       398        430           432
orders
Number of homes          707     1,007       821        844           849
in backlog
Sales value of      $118,464  $168,726  $141,619   $147,100      $153,947
backlog







Geographic Breakdown of Operations

Set forth below is information for the Company's operations by geographic markets:


                               Three Months   Six Months
                                   Ended         Ended
                                January 31,   January 31,
Net New Orders                   1999   1998   1999   1998
Maryland                          116     79    261    166
Virginia                          129     94    231    163
North Carolina                    150    170    288    270
Nashville                          29     23     61     43
Pittsburgh                          8     16     21     29
                                  432    382    862    671



                               Three Months    Six Months
                                   Ended         Ended
                                January 31,   January 31,
Homes Delivered                   1999  1998    1999  1998
Maryland                           126    94     241   172
Virginia                            90    60     173   119
North Carolina                     153   116     334   216
Nashville                           42     8      56    26
Pittsburgh                          16    12      30    22
                                   427   290     834   555




                                January 31,
Backlog of Sold Homes             1999  1998
Maryland                           260   222
Virginia                           234   182
North Carolina                     282   239
Nashville                           47    33
Pittsburgh                          26    31
                                   849   707





Results of Operations

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

     Total revenues increased 55% to $74.3 million during the three months ended January 31, 1999 compared to $48.0 million during the three month period ended January 31, 1998 as the number of homes delivered increased to 427 in the second quarter of fiscal 1999 from 290 homes in the second quarter of fiscal 1998. The increased level of revenues reflects strong housing markets resulting from generally strong economy and low interest rates for home mortgages. In particular, the Maryland and Virginia markets have shown significant increases
as each market gains momentum in its recovery.   The average sales price of
homes delivered increased to $165,500 for the second quarter of fiscal 1999 from $158,200 for the second quarter of fiscal 1999. The change in average selling price is due to a larger single family mix as opposed to townhouses and the opportunity to raise selling prices due to a stronger level of demand. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

     Revenues from land sales were $2.6 million for the three months ended January 31, 1999 as compared to $1.5 million during the same three month period
in fiscal 1998.   Gross profit from land sales increased $170,000 from a gain of
$129,000 in the three months ended January 31, 1999 compared to a loss of $41,000 in the same three month period in fiscal 1998.

     Other income increased $367,000 to $941,000 during the three months ended January 31, 1999 compared to $574,000 in the same three month period in fiscal 1998. The increase is mainly attributable to the profits from the Company's fully owned mortgage subsidiary, which acts as a broker for originating loans.

     Gross profit as a percentage of revenues from homes delivered increased to 18.9% during the three months ended January 31, 1999 compared to 17.4% during the same three month period in fiscal 1998. The increase in gross profit margins is due to a combination of favorable market conditions and cost reduction initiatives implemented during fiscal 1998.

     Selling, general and administrative expenses increased to $9.6 million during the three month period ended January 31, 1999, compared to $7.1 million
in the same three month period in fiscal 1998.   The increase is principally due
to an increase of 47% in deliveries.   Selling, general and administrative
expenses decreased as a percentage of homebuilding revenue to 13.6% in the three months ended January 31, 1999, compared to 15.4% for the same period in fiscal 1998 as a result of the increase in revenues.

     Operating income (earnings before interest, financing fees and taxes) increased to $4.7 million in the three months ended January 31, 1999 compared to $1.4 million for the same period in fiscal 1998 and increased as a percentage of homebuilding revenues to 6.7% from 3.0% for the same period in fiscal 1998.

     Interest and financing fees increased to $1.8 million during the three months ended January 31, 1999 compared to $1.3 million in the same three month period in fiscal 1998 as the Company has higher inventory levels associated with the higher backlog.


Six Months Ended January 31, 1999 Compared to Six Months Ended January 31, 1998

     Total revenues increased $52.6 million (58%) to $143.4 million during the six months ended January 31, 1999 compared to $90.8 million during the six month period ended January 31, 1998. The number of homes delivered increased 50% to 834 homes in the first half of fiscal 1999 from 555 homes in the first half of fiscal 1998. During this period the average sale price of homes delivered increased to $166,000 in the first half of fiscal 1999 from $156,600 in the first half of fiscal 1998. Changes in average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

     Revenues and gross profit from land sales were $3.1 million and $164,000, respectively, for the six month period ended January 31, 1999 compared to $2.7 million and $311,000 during the six month period in fiscal 1998.

     Gross profit as a percentage of revenues from homes delivered increased to 18.6% during the six month period ended January 31, 1999 compared to 18.1% for
the six month period ended January 31, 1998.   The increase is primarily due to
the cost reduction initiatives previously mentioned.

     Selling, general and administrative expenses increased $5.8 million to $19.0 million during the six month period ended January 31, 1999 compared to $13.2 million for the six month period in fiscal 1998. The increase is related to the revenue increases, however, the selling, general and administrative expenses as a percentage of homebuilding revenue have decreased from 15.2% for the six months ended January 31, 1998 to 13.7% for the same six month period
this year.   Although a portion of the Company's selling, general and
administrative expenses are variable with revenue fluctuations, a more significant portion of these expenses are fixed components which causes a favorable impact as revenue increases.

     Operating income (earnings before interest, financing fees and taxes) increased to $8.5 million in the six months ended January 31, 1999 compared to $3.8 million for the same period in fiscal 1998. In addition, operating income as a percentage of homebuilding revenues increased to 6.2% during the first half of fiscal 1999 compared to 4.4% during the first half of fiscal 1998.

     Interest and financing fees increased to $3.5 million in the six months ended January 31, 1999 as compared to $2.3 million for the same period in fiscal 1998 but decreased as a percentage of homebuilding revenues to 2.5% from 2.7%.


Capital Resources and Liquidity

     Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

     At January 31, 1999, the Company had cash and cash equivalents of $7.8 million of which $566,700 was restricted to collateralize customer deposits and other escrows. The remaining $7.2 million was available to the Company.

     The Company had $101 million in borrowing availability from various lending institutions and land sellers of which $64.5 million was outstanding at January 31, 1999.

     The Company believes that it will be able to fund its activities through fiscal 1999 with a combination of operating cash flow, existing cash balances and borrowings from banks and other lending institutions. Except for ordinary expenditures for the construction of homes and acquisition and development of land, the Company does not have any material commitments for capital expenditures at the present time.


Year 2000 Issues

     The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, computer software programs that have time-sensitive software may not recognize dates beginning in the year 2000. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payment from the Company's customers all of which could materially adversely effect the Company's business, financial condition or results of operations.

     The problem also extends to many "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company is at risk from Y2K failures on the part of its major business counterparts, including third party vendors, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation and communications.

     System failures resulting from the Y2K problem could adversely affect operations and financial results in all of the Company's operating businesses. Failures may affect important operations as accounts payable, loan origination and payroll operations, as well as other routine business operations.

     The Company has completed an assessment of its computer systems, to identify computer hardware, software and process control systems that are not Y2K compliant. The Company presently believes that its business-critical computer systems, which are not presently Y2K compliant, will be replaced, upgraded or modified prior to December 31, 1999. The costs of the Company's Y2K compliance efforts are being funded with cash flows from operations and are estimated to be approximately $250,000. The Company has a draft contingency plan that is expected to be finalized by June 30, 1999.

     The Company is in the process of surveying its significant vendors, subcontractors, suppliers and financial institutions to assess the status of their Y2K issues. Responses and non-responses will be evaluated over the next quarter as part of the Company's Y2K plan. The Company cannot determine to what extent the Y2K issue will affect its vendors, subcontractors, suppliers and financial institutions and, consequently, the Company.

     Based upon its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will also continue and expand its efforts to ensure that major third-party vendors and providers of infrastructure services, such as utilities and communications services, will also be prepared for the year 2000, and to develop contingency plans if considered necessary to address any failures on their part to become Y2K compliant. At this time, the Company believes that the most likely "worst case" scenario involves potential disruptions in the areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

     The foregoing assessment of the impact of the Y2K problem is based on management's best estimate at the present time, and could change substantially. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.


Forward Looking Statements

      Certain statements in this Form 10-Q report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, may be construed as Forward-Looking Statements, as defined in the Private Securities Litigation Reform Act of 1995 (the Reform Act). Such statements may involve unstated risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions; fluctuations in interest rates; increases in costs and materials, supplies and labor; and general competitive conditions.





PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a) The registrant's annual meeting of shareholders was held on November 20, 1998.

(b) Shareholders elected the following persons as members of the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified:

                              Votes For:
          Geaton A. DeCesaris, Sr.      6,913,609
          Geaton A. DeCesaris, Jr.      6,915,609
          Thomas Connelly               6,915,709
          Paul C. Sukalo                6,915,609
          Ronald M. Shapiro             6,913,709
          Richard B. Talkin             6,915,709
          Richard S. Frary              6,915,709
          Thomas J. Pellerito           6,913,009

(c)  The following additional matter was approved at the Annual Meeting:

          Appointment of Deloitte & Touche LLP as independent public accountants for the registrant and its subsidiaries for the year ending July 31,1999 which appointment was approved by a vote of 7,002,189 for, 3,181 against and 7,535 abstentions.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

     The registrant did not file any reports on Form 8-K during the quarter ended January 31, 1999.











                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WASHINGTON HOMES, INC.
                         (Registrant)



Date:  March 17, 1999             By: /s/ Geaton A. DeCesaris, Jr.
                                  Geaton A. DeCesaris, Jr.
                                  President and Chief Executive Officer



Date:  March 17, 1999             By: /s/ Clayton W. Miller _____
                                  Clayton W. Miller
                                  Principal Accounting Officer