Form 10-Q
period 1999-04-30
WASHINGTON HOMES INC
filed 1999-06-14
CIK 104834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: April 30, 1999

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

                              YES [X]       NO [ ]

Number of shares of each of the registrant's classes of common stock outstanding at April 30, 1999:

         Class                                             Number of Shares
         -----                                             ----------------
     Common Stock (voting), $.01 par value                    7,942,763
     Common Stock (non-voting), $.01 par value                        0

                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements
  Condensed Consolidated Balance Sheets
  - April 30, 1999 and July 31, 1998 (Unaudited)                              3

  Condensed Consolidated Statements of Operations
  -  Three Months and Nine Months Ended April 30, 1999 and 1998 (Unaudited)   4

  Condensed Consolidated Statement of Shareholders' Equity
  -  Nine Months Ended April 30, 1999 (Unaudited)                             5

  Condensed Consolidated Statements of Cash Flows
  -  Nine Months Ended April 30, 1999 and 1998 (Unaudited)                    6

  Notes to Condensed Consolidated Financial Statements (Unaudited)            7

 ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               8


PART II. OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8-K                                   13


SIGNATURES                                                                   14

PART 1.  ITEM 1.  Financial Statements

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                          April 30,     July 31,
                                                            1999          1998
                                                          ---------     --------
                                                              (in thousands)
ASSETS
  Cash and cash equivalents                               $  9,682      $ 10,321
  Residential inventories                                  136,045       113,198
  Excess of cost over net assets acquired, net               8,832         6,015
  Investment in joint ventures                               4,101         2,848
  Other                                                     16,053        13,590
                                                          --------      --------
      Total Assets                                        $174,713      $145,972
                                                          ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Notes and loans payable                                 $ 80,004      $ 58,255
  Trade accounts payable                                    20,481        21,647
  Income taxes                                               3,101         3,217
  Other                                                      6,702         4,583
                                                          --------      --------
      Total Liabilities                                    110,288        87,702

Shareholders' Equity
  Common Stock
    15,000,000 shares voting common stock authorized,
      7,942,763 and 7,914,433 issued and outstanding;           79            79
    1,100,000 shares non-voting common stock authorized,
      0 and 28,330 shares issued and outstanding;                0             0
  Additional paid - in capital                              35,147        35,147
  Retained earnings                                         29,199        23,044
                                                          --------      --------
      Total Shareholders' Equity                            64,425        58,270
                                                          --------      --------
      Total Liabilities and Shareholders' Equity          $174,713      $145,972
                                                          ========      ========






See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended     Nine Months Ended
                                            April 30,             April 30,
                                       -------------------   -------------------
                                         1999       1998       1999       1998
                                       --------   --------   --------   --------
                                          (in thousands except per share data)
Revenues
  Homebuilding                         $ 87,720   $ 52,262   $226,188   $139,215
  Land sales                                649      1,506      3,721      4,242
  Other income                            1,028        676      2,877      1,828
                                       --------   --------   --------   --------
    Total revenues                       89,397     54,444    232,786    145,285

Expenses
  Cost of sales - homebuilding           70,568     43,018    183,321    114,199
  Cost of sales - land                      634      1,031      3,544      3,457
  Selling, general and administrative    11,098      8,049     30,095     21,238
  Interest                                1,827      1,202      4,897      3,195
  Financing fees                            203        197        601        529
  Amortization and depreciation expense     104        134        308        331
                                       --------   --------   --------   --------
    Total expenses                       84,434     53,631    222,766    142,949
                                       --------   --------   --------   --------

Earnings before income taxes              4,963        813     10,020      2,336

  Income tax expense                      1,916        249      3,865        970
                                       --------   --------   --------   --------

Net earnings                           $  3,047   $    564   $  6,155   $  1,366
                                       ========   ========   ========   ========

Earnings per common share
  Basic                                  $ 0.38     $ 0.07     $ 0.77     $ 0.17
                                         ======     ======     ======     ======
  Diluted                                $ 0.37     $ 0.07     $ 0.75     $ 0.17
                                         ======     ======     ======     ======

Weighted average common shares
  Basic                               7,942,763  7,942,763  7,942,763  7,942,763
  Diluted                             8,201,001  7,965,428  8,184,884  7,955,105






See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Nine Months Ended April 30, 1999
                                   (Unaudited)
                                 (in thousands)




                            Common Stock     Additional                Total
                         ------------------    Paid-in   Retained  Shareholders'
                         Voting  Non-voting    Capital   Earnings     Equity
                         ------  ----------  ----------  --------  -------------
Balance, August 1, 1998   $ 79      $  0       $35,147    $23,044     $58,270

Net earnings                --        --            --      6,155       6,155
                          ----      ----       -------    -------     -------
Balance, April 30, 1999   $ 79      $  0       $35,147    $29,199     $64,425
                          ====      ====       =======    =======     =======






                             See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Nine Months Ended April 30,
                                                     ---------------------------
                                                       1999               1998
                                                     --------           --------
                                                            (in thousands)

Cash flows from operating activities:
  Net earnings                                       $  6,155           $ 1,366
  Adjustments to reconcile net earnings to
    net cash used in operating activities:
      Amortization and depreciation                       308               331
      Deferred income taxes                                 0              (116)
  Changes in assets and liabilities net of
    Breland Homes purchase:
      Residential inventories                         (13,567)           (9,685)
      Other assets                                     (3,071)             (621)
      Trade accounts payable                           (2,216)             (956)
      Income taxes                                        (92)               21
      Other liabilities                                 1,981              (731)
                                                     --------           -------
        Net cash used in operating activities         (10,502)          (10,391)

Cash flows from investing activities:
  Purchases of property and equipment, net
    of disposals                                         (226)              (64)
  Purchase of Breland Homes' assets, net               (5,272)               --
  Advances to joint ventures                               --               (10)
                                                     --------           -------
        Net cash used in investing activities          (5,498)              (74)

Cash flows from financing activities:
  Proceeds from notes and loans payable               159,813            75,981
  Repayments of notes and loans payable              (144,452)          (64,886)
                                                     --------           -------
        Net cash provided by financing activities      15,361            11,095
                                                     --------           -------

Net (decrease) increase in cash and cash equivalents     (639)              630

Cash and cash equivalents, beginning of period         10,321            10,313
                                                     --------           -------
Cash and cash equivalents, end of period             $  9,682           $10,943
                                                     ========           =======







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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended July 31, 1998. Operating results for the three and nine months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999.


2.   Shareholders' Equity

     Common Stock. The Company has 7,942,763 shares of Common Stock outstanding at April 30, 1999 all of which are voting shares. During the third quarter of fiscal 1999, all of the remaining 28,330 shares of non-voting common stock were exchanged with the Company for newly-issued shares of voting common stock on a share for share basis. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock.


3.   Earnings Per Share

     Basic earnings per common share are based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share are based on the weighted average number of shares of common stock outstanding plus equivalent shares relating to stock options outstanding.


4.   Notes and Loans Payable

     Notes and loans payable consist of the following:

                                             April 30,       July 31,
                                               1999            1998
                                             ---------       --------
                                                  (in thousands)
          Senior Notes                        $28,667         $43,000
          Revolving Credit Facilities          48,450          12,197
          Land Acquisition and Other            2,887           3,058
                                              -------         -------
                                              $80,004         $58,255
                                              =======         =======

     Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of Senior Notes. Two series of Senior Notes were issued: $30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (7.4% at April 30, 1999), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Beginning April 1998 interest became payable on a quarterly basis for both series of Senior Notes. Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000. The first principal repayment of $14,333,333 was made in October 1998.

     Revolving Credit Facilities. At April 30, 1999, the Company had two secured revolving credit facilities totaling $85,000,000 to fund land acquisition and home construction, letters of credit, and the initial principal repayment on its Senior Notes. The facilities have maturity dates (which may be extended) of October 30, 2000 and April 30, 2001. Borrowings under the facilities bear interest at 30 day LIBOR (4.9% at April 30, 1999) plus 1.55% or 1.75%, (depending upon the mix of collateral) and are secured by the related inventory.

     Land Acquisition Loans. The Company has loans with various land sellers and lenders for the acquisition of land which bear interest at fixed rates ranging from 8.0% to 10.0% or variable rates of prime to prime plus 1% and are collateralized by the related inventory.

     Interest Rate Swap. In January 1998, the Company entered into an interest rate swap agreement to manage interest exposure on the Company's variable rate debt. Amounts to be paid or received under the swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to interest expense. The fair value of the swap agreement was not recognized in the consolidated financial statements, since it is accounted for as a hedge. This swap agreement expires in January 2002 and effectively converts $15 million of variable LIBOR backed borrowings to a fixed LIBOR of 5.67% at April 30, 1999.


5.   Acquisition

     During the quarter ended April 30, 1999, the Company purchased homebuilding assets and assumed the related liabilities of Breland Homes, Inc.; Breland Homes of Mississippi, LLC; and Breland Properties, Inc. (collectively "Breland Homes"). Breland Homes is a privately-owned homebuilder with operations in Huntsville, Alabama and Biloxi and Gulfport, Mississippi. The transaction was effective as of March 1, 1999. Reference is made to the Company's Current Report on Form 8-K dated May 4, 1999 for further information. The allocation of the purchase price is as follows:

          Residential inventories                $11,471,000
          Other assets                             3,476,000
          Less: liabilities assumed               (9,675,000)
                                                 -----------
          Net cash paid                          $ 5,272,000
                                                 ===========


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

                                              Three Months Ended
                            ---------------------------------------------------------
                            April 30,   July 31,  October 31,  January 31,  April 30,
                              1998        1998       1998         1999        1999
                            ---------   --------  -----------  -----------  ---------
                                             (dollars in thousands)
Selected Operating Data
-----------------------
Revenues-homebuilding        $ 52,262   $ 93,896    $ 67,745     $ 70,723    $ 87,720
Number of homes delivered         340        584         407          427         533
Number of net new orders          640        398         430          432         836
Number of homes in backlog      1,007        821         844          849       1,234
Sales value of backlog       $168,726   $141,619    $147,100     $153,947    $229,570


Geographic Breakdown of Operations

Set forth below is information for the Company's operations by geographic markets:

                                Three Months Ended       Nine Months Ended
                                     April 30,                April 30,
                                ------------------       -----------------
Net New Orders                    1999       1998         1999       1998
                                  ----       ----         ----       ----

Maryland                           226        213          487        379
Virginia                           258        111          489        274
North Carolina                     242        261          530        531
Tennessee                           53         37          114         80
Pennsylvania                        14         18           35         47
Alabama                             31          0           31          0
Mississippi                         12          0           12          0
                                  ----       ----        -----      -----
                                   836        640        1,698      1,311
                                  ====       ====        =====      =====


                                Three Months Ended       Nine Months Ended
                                     April 30,                April 30,
                                ------------------       -----------------
Homes Delivered                   1999       1998         1999       1998
                                  ----       ----         ----       ----
Maryland                           164        114          405        286
Virginia                            89         75          262        194
North Carolina                     195        115          529        331
Tennessee                           32         28           88         54
Pennsylvania                        19          8           49         30
Alabama                             21          0           21          0
Mississippi                         13          0           13          0
                                  ----       ----        -----       ----
                                   533        340        1,367        895
                                  ====       ====        =====       ====


                                     April 30,
                                 ----------------
Backlog of Sold Homes             1999       1998
                                 -----      -----
Maryland                           322        321
Virginia                           403        218
North Carolina                     329        385
Tennessee                           68         42
Pennsylvania                        21         41
Alabama                             56          0
Mississippi                         35          0
                                 -----      -----
                                 1,234      1,007
                                 =====      =====

Results of Operations

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

     Total revenues increased 64% to $89.4 million during the three months ended April 30, 1999 as compared to $54.4 million during the three month period ended April 30, 1998 as the number of homes delivered increased to 533 in the third quarter of fiscal 1999 from 340 homes in the third quarter of fiscal 1998. The increased deliveries were attributable to successful execution of the Company's strategic initiatives and generally improved market conditions. The average sales price of homes delivered increased to $164,600 for the third quarter of fiscal 1999 from $153,700 for the third quarter of fiscal 1998. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

     Revenues and gross profit from land sales were $649,000 and $15,000, respectively, for the three month period ended April 30, 1999 compared to $1.5 million and $475,000 during the three month period in fiscal 1998.

     Other income increased $352,000 to $1,028,000 during the three months ended April 30, 1999 as compared to $676,000 in the same three month period in fiscal 1998. The increase is primarily due to increased income from mortgage origination activity.

     Gross profit as a percentage of revenues from homes delivered increased to 19.6% during the three months ended April 30, 1999 compared to 17.7% during the same three month period in fiscal 1998. The increase in gross profit margins is due to a combination of favorable market conditions and cost reduction initiatives implemented during fiscal 1998.

     Selling, general and administrative expenses increased $3.1 million to $11.1 million during the three month period ended April 30, 1999, compared to $8.0 million in the same three month period in fiscal 1998. The increase is principally due to increased volume. However, selling, general and administrative expenses decreased as a percentage of homebuilding revenue to 12.7% in the three months ended April 30, 1999, compared to 15.4% for the same period in fiscal 1998 as a result of increased deliveries and improved sales absorption per community.

     Interest and financing fees increased to $2.0 million during the three months ended April 30, 1999 as compared to $1.4 million in the same three month period in fiscal 1998. However, due to the increased volume, interest and financing fees as a percent of homebuilding revenues decreased to 2.3% from 2.7% in the third quarter of fiscal 1998.


Nine Months Ended April 30, 1999 Compared to Nine Months Ended April 30, 1998

     Total revenues increased $87.5 million (60%) to $232.8 million during the nine months ended April 30, 1999 compared to $145.3 million during the nine month period ended April 30, 1998. The number of homes delivered increased 53% to 1,367 homes in the first nine months of fiscal 1999 from 895 homes in the first nine months of fiscal 1998. During this period the average sale price of homes delivered increased to $165,500 in the first nine months of fiscal 1999 from $155,500 in the first nine months of fiscal 1998. Changes in average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

     Revenues and gross profit from land sales were $3.7 million and $177,000, respectively, for the nine month period ended April 30, 1999 compared to $4.2 million and $785,000 during the nine month period in fiscal 1998.

         Gross profit as a percentage of revenues from homes delivered increased to 19.0% during the nine month period ended April 30, 1999 compared to 18.0% during the nine month period ended April 30, 1998. The increase in gross profit margins is due to a combination of favorable market conditions and cost reduction initiatives implemented during fiscal 1998.

     Selling, general and administrative expenses increased $8.9 million to $30.1 million during the nine month period ended April 30, 1999 as compared to $21.2 million for the same nine month period in fiscal 1998. The increase is primarily due to increased volume. However, selling, general and administrative expenses as a percentage of homebuilding revenues decreased from 15.3% for the nine months ended April 30, 1998 to 13.3% for the same fiscal period in 1999 as a result of increased deliveries and improved sales absorption per community.


     Interest and financing fees increased to $5.5 million in the nine months ended April 30, 1999 as compared to $3.7 million for the same period in fiscal 1998. However, due to the increased volume, interest and financing fees as a percent of homebuilding revenues decreased to 2.4% from 2.7% in the nine months of fiscal 1998.


Capital Resources and Liquidity

     Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

     At April 30, 1999, the Company had cash and cash equivalents of $9.7 million of which $719,000 was restricted to collateralize customer deposits and other escrows. The remaining $9.0 million was available to the Company.

     The Company had $116.6 million in borrowing availability from various lending institutions and land sellers of which $80.0 million was outstanding at April 30, 1999.

     The Company believes that it will be able to fund its activities through fiscal 2000 through a combination of operating cash flow, existing cash balances and borrowings from banks and other lending institutions. Except for ordinary expenditures for the construction of homes and acquisition and development of land, the Company does not have any material commitments for capital expenditures at the present time.


Year 2000 Issues

     The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, computer software programs that have time-sensitive software may not recognize dates beginning in the year 2000. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payment from the Company's customers, all of which could materially adversely affect the Company's business, financial condition or results of operations.

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

     System failures resulting from the Y2K problem could adversely affect operations and financial results in all of the Company's business operations. Failures may affect important operations as accounts payable, loan origination and payroll operations, as well as other routine business operations.

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

     Based upon its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will also continue and expand its efforts to ensure that major third-party vendors and providers of infrastructure services, such as utilities and communications services, will also be prepared for the year 2000, and to develop contingency plans if considered necessary to address any failures on their part to become Y2K compliant. At this time, the Company believes that the most likely "worst case" scenario involves potential disruptions in the areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot at the present time estimate either the likelihood or the potential cost of such failures.

     The foregoing assessment of the impact of the Y2K problem is based on management's best estimate at the present time, and could change substantially. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.


Forward Looking Statements

     Certain statements in this Form 10-Q report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company and conference calls following quarterly earnings releases, may be construed as Forward-Looking Statements, as defined in the Private Securities Litigation Reform Act of 1995. Such statements may involve unstated risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions; fluctuations in interest rates; increases in costs and materials, supplies and labor; and general competitive conditions.

                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         27.  Financial Data Schedule

         (b)  Reports on Form 8-K

              The registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 4, 1999 regarding the acquisition of assets and assumption of liabilities of Breland Homes, Inc., Breland Properties, Inc. and Breland Homes of Mississippi, LLC. The financial statements required to be filed with Form 8-K will be filed as soon as practicable but no later than July 2, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WASHINGTON HOMES, INC.
                                       (Registrant)



Date: June 14, 1999                    By: /s/ GEATON A. DECESARIS, JR.
                                       -----------------------------------------
                                           Geaton A. DeCesaris, Jr.
                                           President and Chief Executive Officer



Date: June 14, 1999                    By: /s/ CLAYTON W. MILLER
                                       -----------------------------------------
                                           Clayton W. Miller
                                           Principal Accounting Officer