Form 10-K
period 1999-07-31
WASHINGTON HOMES INC
filed 1999-10-28
CIK 104834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1999

                          Commission file number 1-7643

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     On  October  11,  1999,  the  aggregate  market  value  of the  voting  and
non-voting   common  stock  held  by   non-affiliates   of  the  registrant  was
approximately $20,618,279.

     Number of shares of each of the registrant's classes of common stock outstanding at September 30, 1999:

         Class                                          Number of Shares
         -----                                          ----------------
Common Stock (voting), $.01 par value                       7,949,013
Common Stock (non-voting), $.01 par value                         -0-

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for fiscal year ended July 31, 1999 (Part II). Proxy statement to be filed pursuant to Regulation 14A for 1999 Annual Meeting of Shareholders to be held November 19, 1999 (Part III).

                             WASHINGTON HOMES, INC.
                                FORM 10-K REPORT

                                TABLE OF CONTENTS

PART I.                                                                            PAGE
                                                                                   ----
     Item 1.     Business                                                            3
     Item 2.     Properties                                                          10
     Item 3.     Legal Proceedings                                                   10
     Item 4.     Submission of Matters to a Vote of Security Holders                 11
                 Executive Officers                                                  11

PART II.
     Item 5.     Market for Registrant's Common Equity and Related Stockholder       12
                 Matters
     Item 6.     Selected Financial Data                                             12
     Item 7.     Management's Discussion and Analysis of Financial Condition and     13
                 Results of Operations
     Item 7A.    Quantitative and Qualitative Disclosures about Market Risk          13
     Item 8.     Financial Statements and Supplementary Data                         13
     Item 9.     Changes in or Disagreements with Accountants on Accounting and      13
                 Financial Disclosure

PART III.
     Item 10.    Directors and Executive Officers of the Registrant                  13
     Item 11.    Executive Compensation                                              13
     Item 12.    Security Ownership of Certain Beneficial Owners and Management      13
     Item 13.    Certain Relationships and Related Transactions                      13

PART IV.
     Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K     14

SIGNATURES                                                                           16


EXHIBITS

Note: This report on Form 10-K contains statements which may be construed as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements or industry results to vary materially from predicted results, performance, achievements or those of the industry. Such risks, uncertainties and other factors include, but are not limited to changes in general economic conditions, fluctuations in interest rates, increases in costs and availability of materials, supplies and labor and general competitive conditions.

                                     PART I

Item 1. Business

General

     Washington Homes, Inc. designs, builds and markets single-family detached homes, townhomes and condominium homes in the metropolitan areas of Washington, D.C-Baltimore, Maryland; Greensboro, Raleigh and Charlotte, North Carolina; Nashville, Tennessee; Pittsburgh, Pennsylvania; Huntsville, Alabama and the Mississippi Gulf Coast. The Company commenced operations in 1965 and entered the Raleigh and Greensboro, North Carolina markets through an acquisition effective as of May 1, 1994. During fiscal year 1996, the Company began operating in Charlotte, North Carolina and Nashville, Tennessee and expanded operations in Pittsburgh, Pennsylvania. During fiscal year 1999, the Company entered the
Huntsville, Alabama and the Mississippi Gulf Coast markets through an acquisition effective as of March 1, 1999. The Company operates under the name "Washington Homes" in Maryland, Virginia and Pennsylvania and as "Westminster Homes" in North Carolina, Tennessee, Alabama and Mississippi.

     The Company focuses its marketing efforts on consumers whose top priorities are price and value. During the five years ended July 31, 1999 the Company delivered 7,172 homes and currently offers homes for sale in 82 communities at base sales prices ranging from $80,000 to $400,000. The Company delivered 2,124 homes during the fiscal year ended July 31, 1999 generating homebuilding revenues of $353.7 million. The average selling price of homes delivered by the Company during fiscal year 1999 was approximately $166,500. At July 31, 1999 there was a backlog of 1,008 homes under contract with a sales value of $197.1 million.

     Washington Homes, Inc. was incorporated in the State of Maryland in 1965. The terms "Company" and "WHI" as used in this report refer to Washington Homes, Inc. and its subsidiaries unless defined otherwise. The Company's principal executive offices are located at 1802 Brightseat Road, Landover, Maryland 20785-4235, and its telephone number is (301) 772-8900.


Products

     The Company builds homes designed by its personnel with assistance from outside architectural firms. It strives to create a diversity of architectural styles in each residential community providing exterior and interior design options for homes with the same basic floor plans that are intended to appeal to a broad range of potential buyers and respond to changes in the market place.

     Each residential community offers several home plans, with the opportunity to select various exterior styles. The Company develops new designs to replace or augment existing ones as part of its continuing efforts to assure that its homes are responsive to current consumer preferences.

     The range of base sales prices and home sizes for the Company's homes as of July 31, 1999 was as follows:


                                Base Sales Price           Range of Sizes
                                ----------------           --------------
Single-family detached homes   $80,000 - $400,000      1,000 to 4,000 sq. ft.
Townhomes                      $96,000 - $204,000      1,050 to 2,350 sq. ft.
Condominiums                   $82,800 - $131,000        600 to 1,400 sq. ft.


In all of WHI's communities, certain options including fireplaces, finished basements, brick fronts, expanded rooms, upgraded appliances, upgraded carpet and premium lot locations are available to the purchaser for an additional charge.

     The following table sets forth a breakdown of the Company's deliveries by housing type in each of the last three years:


                                                     Years Ended July 31,
                   ----------------------------------------------------------------------------------------
                               1999                          1998                          1997
                    ---------------------------   ---------------------------    --------------------------
                                                    (dollars in thousands)
                      Homes       %      Amount     Homes      %       Amount     Homes      %       Amount
                      -----      ---     ------     -----     ---      ------     -----     ---      ------
Single-family
detached homes        1,519     71.5   $271,376      990      66.9   $170,139       890     67.7   $152,155
Townhomes               571     26.9     78,971      420      28.4     56,054       355     27.0     46,515
Condominiums             34      1.6      3,382       69       4.7      6,918        70      5.3      7,906
                         --      ---      -----       --       ---      -----        --      ---      -----
     Total            2,124    100.0   $353,729    1,479     100.0   $233,111     1,315    100.0   $206,576
                      =====    =====   ========    =====     =====   ========     =====    =====   ========


During fiscal 1997, the Company decided to phase out its condominium operations.


Organization

    The Company's homebuilding operations are organized into nine geographically based homebuilding divisions grouped into three operating regions. Division offices for the Mid-Atlantic region are maintained in Landover, Maryland, Chantilly, Virginia and Upper St. Clair, Pennsylvania. Division offices for the Southeast region are maintained in Cary, Charlotte and Greensboro, North Carolina. Division offices for the Mid-South region are maintained in Brentwood, Tennessee, Huntsville, Alabama and Ocean Springs, Mississippi. Corporate headquarters are located in Landover, Maryland.

     Each division is headed by a division president who reports to a Regional President or the President-Homebuilding Operations. Division presidents have responsibility for day-to-day operations, including implementation of community marketing strategies, pricing of homes, managing subcontractors, delivering finished homes and providing attendant service work. Division presidents are supported by sales and production managers. Sales managers coordinate marketing and advertising programs and oversee the sales representatives based at each community. Production managers oversee field operations with managerial responsibility for on-site production superintendents and are responsible for purchasing materials, procuring subcontractor services, technical design and construction issues.

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

Residential Developments

     As of July 31, 1999 the Company controlled over 11,000 homesites, as follows:

                                                                         Lots Owned
                           Communities in Which                 -----------------------
                           Homes are Currently      Total       Finished     Lots Under     Lots Under
Market                       Offered For Sale       Lots          Lots      Development       Option
------                       ----------------       ----          ----      -----------       ------
Maryland                            16             1,792           504            669            619
Virginia                            16             2,108           313             56          1,739
Pennsylvania                         5               177            34             15            128
                                   ---            ------         -----          -----          -----
  Mid-Atlantic Region               37             4,077           851            740          2,486

Raleigh                             10             1,051           100            108            843
Greensboro                           8             1,644           306            158          1,180
Charlotte                            8               975            88             --            887
                                   ---            ------         -----          -----          -----
   Southeast Region                 26             3,670           494            266          2,910

Tennessee                            6               883            95             --            788
Alabama                              9             1,744           212             --          1,532
Mississippi                          4               555            94             --            461
                                   ---            ------         -----          -----          -----
    Mid-South Region                19             3,182           401             --          2,781

Corporate Land *                    --               295            22            273             --
                                   ---            ------         -----          -----          -----

Combined Total                      82            11,224         1,768          1,279          8,177
                                   ===            ======         =====          =====          =====

-----------

* Land controlled by the Company's land department which has not been assigned to an operating division.

Operations

Land Acquisition and Development

     The Company builds homes on building lots which it either acquires as finished lots from developers or which it develops itself. At July 31, 1999, the Company owned or held options for 11,224 building lots.

     The Company's general strategy is to purchase, to the extent feasible, finished building lots through land acquisition option contracts which provide the maximum degree of flexibility for the timing of land purchases and minimizes the Company's investment outlay. Through the utilization of land acquisition option contracts, the Company purchases the right, but not the obligation, to buy a large number of building lots from a land developer. The options allow the Company to purchase building lots on a takedown schedule commensurate with anticipated home sales. As a result, the Company generally does not purchase the building lot until the building lot can be utilized in its construction schedule. The purchase agreements generally limit the Company's financial exposure to amounts placed with property sellers as deposits. Although option contracts generally contain predetermined lot takedown schedules and price escalation provisions, the Company believes use of such contracts significantly reduces risk since the Company is able to minimize its investment in land and limit its exposure to debt financing. At July 31, 1999, the Company owned 1,768 finished lots and had under option 8,177 homebuilding lots for which it had posted deposits of approximately $3.1 million in the form of cash, letters of credit and promissory notes.

     The Company develops land for its own residential operations, and 509 or 24.0% of the homes delivered in fiscal 1999 were built on land developed by the Company. As of July 31, 1999, the Company owned 1,279 residential lots in 17 communities which were in the process of land development. All communities have obtained the required zoning and public approvals and, with two exceptions, have physical construction underway. The Company does not buy land for the purpose of speculation.

     The Company from time to time experiences difficulties in obtaining building lots. The Company has experienced delays in acquiring lots from land developers, primarily due to the difficulty experienced by developers in completing development. In certain instances, the Company acquired the land from the developer and completed the development process itself. The imposition of sewer moratoria, zoning changes and other governmental actions also can affect the availability and use of land.

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

Marketing

     Generally, a sales office is located in each community which is staffed by a Company sales representative. In addition, a significant portion of sales are derived from the introduction of customers to the Company's communities by local independent real estate brokers. The Company maintains an extensive broker co-op program. The Company's sales personnel are compensated with salary and/or incentive compensation and are trained by the Company. Sales personnel attend weekly meetings to be updated on financing availability, construction schedules, new land acquisitions, and marketing and advertising plans. The concentration of the Company's communities allows the Company to employ sales personnel on a long-term, rather than a single community basis, which management believes results in reduced training costs and a more motivated sales force with extensive knowledge of the Company's operating policies and housing products.

     The Company utilizes model home presentations (generally one per community) as an integral part of the Company's marketing program. In addition, the Company advertises in newspapers, local and regional publications, on radio, as well as on billboards and roadside signage.

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

     The Company has established new home design centers in Bowie, Maryland; Chantilly, Virginia; Greensboro, North Carolina; Huntsville, Alabama and Gulfport, Mississippi for the marketing of options available on the Company's homes. The Company intends to expand this concept to other divisions in fiscal 2000.

Building

     In its construction of homes, the Company acts as a general contractor with independent contractors performing all home construction and site improvements work generally under fixed-price contracts. Construction is performed under the direction of superintendents employed by the Company. The Company enforces its commitment to quality by providing its construction superintendents with incentive compensation arrangements based on the homebuyer's satisfactory responses to pre-closing and post-closing checklists.

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


Financing for Customers

    The Company builds, markets and prices its homes under the guidelines and specifications of the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"), in order to afford its prospective purchasers the added benefits of FHA insured and VA guaranteed mortgages. In some areas, the Company has obtained lower than market interest rate financing for purchasers of its homes through state or county bond programs. The Company also assists its homebuyers in obtaining conventional mortgage financing, generally following the guidelines established by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

     In fiscal 1993, the Company established Homebuyer's Mortgage, Inc. ("Homebuyer's") as a subsidiary to provide residential mortgage services to the Company's customers and others. Homebuyer's primarily processes mortgage applications with underwriting and funding provided by independent wholesale lenders. In fiscal 1999, Homebuyer's closed 1,406 loans totaling $210.6 million in permanent residential financing compared to 898 loans totaling $121.9 million the previous fiscal year. The Company's capture rate (the percentage of Washington Homes' homebuyers using the Company's mortgage services) increased to 60% from 55% the previous fiscal year.

     During fiscal 1999, the homebuilding industry experienced a continuation of relatively low home mortgage interest rates. There can be no assurance that a favorable interest rate environment or that government programs providing assistance for homebuyers will continue in the future.


     The following table summarizes certain mortgage operating information (dollars in thousands) for Homebuyer's Mortgage, Inc.:

                                                 Years Ended July 31,
                                       -----------------------------------
                                         1999         1998          1997
                                         ----         ----          ----
 Number of loans originated               1,406          898           580
 Average amount of loan originated     $    150     $    136       $   142
 Total amount of loans originated      $210,605     $121,920       $82,253
 Capture Rate                                60%          55%           42%


Other Services

     Through various joint ventures, the Company provides title insurance agency services in Maryland, Virginia and Tennessee and other insurance agency services in Maryland and Virginia.

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

     When developing land, the Company must obtain the approval of numerous government authorities regulating such matters as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. To date, the governmental approval process and restrictive zoning and moratoria have not had material adverse effect on the Company's development activities nor does the Company currently have any lots that cannot be developed due to local or federal regulatory restrictions. There is no assurance, however, that these or other restrictions will not adversely affect the Company in the future.


Competition and Market Factors

     The metropolitan housing markets served by the Company are highly competitive. In its marketing efforts, the Company encounters competition from other homebuilders and apartment and condominium developers, as well as from sellers of existing homes. In the locations where the Company builds, there is intense competition among numerous large and small homebuilders. Competition in the homebuilding industry is intense, in part because of the historic ease with which large national homebuilders, many of which may have greater financial resources than the Company, can expand their operations.

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

     The housing industry is cyclical and affected generally by consumer confidence levels, employment growth, prevailing economic conditions and particularly by interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof; changes in costs associated with home ownership, such as increases in property taxes and energy costs; changes in consumer preferences; demographic trends and the availability of and changes in mortgage financing programs.

Bonds, Warranties and Other Obligations

     The Company is frequently required, in conjunction with the development of its communities, to obtain performance or maintenance bonds to ensure completion of the Company's development obligations. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities. To date, the Company has fulfilled its development obligations. Should the Company fail to build required improvements and the bonds backing such obligations were called, the Company would be obligated to reimburse the issuing surety company or bank. The Company's financial exposure in this regard is reduced as improvements are completed and bonds released. At July 31, 1999, the Company had approximately $19.6 million in letters of credit and surety bonds outstanding.

     All homes delivered by the Company are sold with the benefit of the Company's two-year limited warranty as to workmanship supplemented by a limited ten-year warranty as to structural integrity under the Residential Warranty Corporation program, a privately insured program, and other similar warranty programs. To assist the Company in meeting its warranty obligations to customers, the Company requires subcontractors to provide warranties of their workmanship to the Company.


Employees

     At July 31, 1999, the Company employed 442 full time personnel of whom 83 were sales and marketing personnel, 209 were executive, administrative and clerical personnel and 150 were involved in construction. Although none of the Company's employees are covered by collective bargaining agreements, certain of the independent contractors which the Company engages employ personnel who may be represented by labor unions or may be subject to collective bargaining agreements. The Company believes that its relations with its employees and independent contractors are good.


Joint Ventures

     The Company participates in four land development joint ventures. Two joint ventures were formed to develop residential land into finished building lots for sale to the Company and other homebuilders in Maryland utilizing non-recourse acquisition and development loans. These ventures covered approximately 310 lots at July 31, 1999. During fiscal year 1999 the Company formed an additional joint venture with US Home Corporation to construct and market active adult housing on approximately 300 building lots in the Raleigh, North Carolina market. During fiscal 1999, the Company also entered into a joint venture agreement with a local real estate developer to develop residential building lots for the Huntsville, Alabama and Mississippi Gulf Coast markets.

     The Company has a series of joint ventures which are utilized to provide title services and provide insurance to its homebuyers.

     The Company's interest in the joint ventures' operating results have not been significant to date.

     The Company expects to continue to evaluate potential joint ventures and other strategic alliances as part of its operations.


Recent Developments

     In November 1998 the Company acquired certain assets of Regency Homes, a financially troubled homebuilder operating in Maryland and Virginia, consisting of items of personal property, rights to various architectural and other plans and drawings, assignments of lot takedown agreements and approximately 100 building lots and/or homes under construction for $7.3 million. The acquisition provided the Company with an expanded product line of homes targeted to a higher priced market segment than the Company's traditional market. In addition, the Company obtained operations in five on-going communities.

     On April 20, 1999, WHI, through two newly formed wholly-owned subsidiaries, acquired a substantial part of the assets and assumed liabilities of Breland Homes, Inc., Breland Properties Inc. and Breland Homes of Mississippi LLC (collectively "Sellers"), entities owned by Louis W. Breland (the "Breland Acquisition"). The Sellers operated a homebuilding and land development business in the areas in and around Huntsville, Alabama and Gulfport and Biloxi, Mississippi under the name "Breland Homes."

     In the Breland Acquisition WHI assumed approximately $9.0 million of Seller's bank debt and assumed liabilities of approximately $675,000 as of the closing date and paid Sellers a cash amount of approximately $5.3 million. WHI acquired inventory of finished building lots, completed homes, model homes and houses in various stages of construction and was assigned lot option contracts to acquire additional building lots and customer contracts for the delivery of finished houses. WHI acquired control of approximately 2,600 building lots and a backlog of 90 homes under contract with a delivery value of $12.1 million.

     Other  assets  acquired   included  the  name  "Breland  Homes"  and  other
intellectual and personal property. WHI did not acquire any cash items or certain accounts receivable and inter-company obligations, among other things.

     The Breland Acquisition was made using in part the proceeds from a newly established $15 million revolving line of credit from Compass Bank which is based in Alabama. This line is intended to provide the operations of Alabama and Mississippi with working capital.

     WHI also entered into a newly formed venture with Louis W. Breland to be owned 50% by each to develop building lots for the use by the Company in Alabama and Mississippi

Item 2. Properties

     The Company leases over 24,000 square feet of office space from Citadel Land, Inc. for its corporate headquarters and offices for certain of its divisions and subsidiaries in a six story office building located in Landover, Maryland pursuant to a lease expiring in May 2008.

     During the fiscal year ended July 31, 1999, the Company paid Citadel Land, Inc. approximately $396,000 in rentals. Citadel Land, Inc. is a company beneficially owned by various members of the family of Geaton A. DeCesaris, Jr., Chairman of the Board of the Company.

     The Company also leases office space for division offices in Chantilly, Virginia; Charlotte, Cary and Greensboro, North Carolina; Brentwood, Tennessee; Upper St. Clair, Pennsylvania; Huntsville, Alabama and Ocean Springs, Mississippi.


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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the period from May 1, 1999 to July 31, 1999.

Executive Officers

     The executive officers of the Company are as follows:


Name                        Age     Positions with Company
----                        ---     ----------------------
Geaton A. DeCesaris, Jr.    44      Chairman of the Board, President and Chief Executive Officer
Thomas J. Pellerito         52      President--Homebuilding Operations, Chief Operating Officer and
                                    Director
Christopher Spendley        40      Senior Vice President, Chief Financial Officer and Secretary
Clayton W. Miller           48      Senior Vice President, Chief Accounting Officer and Treasurer
Paul C. Sukalo              48      Senior Vice President - Construction and Director




     Geaton A. DeCesaris, Jr. has served as President, Chief Executive Officer and a Director of the Company since August 1988 and as Chairman of the Board since April 1999. Prior thereto, Mr. DeCesaris was Managing General Partner of Sonny DeCesaris and Sons Development Group (real estate development and construction) from June 1985 to August 1988 and Vice President of Sonny DeCesaris and Sons Builders, Inc. from 1973 to June 1985.

     Thomas J. Pellerito has served as President-Homebuilding Operations and Chief Operating Officer since July 1997 and a Director since November 1998.
Prior thereto from 1985 to July 1997 he was President of Richmond American Homes, the Northern Virginia based subsidiary of a national homebuilder. Mr. Pellerito has over 19 years experience in residential construction and related services.

     Christopher Spendley has served as Senior Vice President and Chief Financial Officer since September 1996 and Secretary since September 1997. Prior thereto Mr. Spendley was with Ryland Homes, a subsidiary of The Ryland Group, Inc. for 14 years where he served most recently as President of the Baltimore Division from February 1994 to August 1996 and Controller from 1983 to 1994. He has over 16 years of experience in real estate and finance.

     Clayton W. Miller has served as Senior Vice President since November 1989 and Chief Accounting Officer since September 1994 and Treasurer since November 1997. From November 1989 to September 1994, he served as Chief Financial Officer of the Company. Mr. Miller has over 20 years experience in finance and real estate development.

     Paul C. Sukalo has served as Senior Vice President and a Director of the Company since August 1988. Prior thereto, he was a general partner of Sonny DeCesaris and Sons Development Group from June 1985 to August 1988. He has over 19 years of related construction experience, principally in residential construction and related services. Mr. Sukalo is the brother-in-law of Geaton DeCesaris, Jr.

     Officers are appointed by the Board of Directors to serve at the pleasure of the Board. There are no arrangements or understandings with respect to the selection of executive officers.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

     The Company's Common Stock trades on the New York Stock Exchange under the symbol WHI.

     The high and low sale prices for the Company's Common Stock for each quarterly period within the last two fiscal years have been as follows:

            Fiscal 1999                                  High           Low
            -----------                                  ----           ---
August 1 to October 31,1998                            $ 6.25        $ 4.00
November 1, 1998 to January 31, 1999                     6.50          4.63
February 1 to April 30, 1999                             7.00          5.13
May 1 to July 31, 1999                                   8.38          6.00

            Fiscal 1998                                  High           Low
            -----------                                  ----           ---
August 1 to October 31, 1997                             4.88          3.69
November 1, 1997 to January 31, 1998                     4.50          3.50
February 1 to April 30, 1998                             5.38          3.75
May 1 to July 31, 1998                                   6.25          4.65


(b) Holders

     On September 30, 1999, there were approximately 195 holders of record of the Company's Common Stock (voting).

(c) Dividends

     During fiscal 1999 and 1998 the Company did not pay any dividends on its Common Stock.

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

(d) Sales of Unregistered Securities

     During the fiscal year ended July 31, 1999, the registrant did not sell any securities which were not registered under the Securities Act of 1933.


Item 6. Selected Financial Data

     The information required by this item is incorporated herein by reference from "Financial Highlights" on page 1 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated herein by reference from pages 11 to 14 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999.


Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     The information required by this item is incorporated herein by reference from page 14 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is incorporated herein by reference from pages 15 to 24 of the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999.


Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants during the two fiscal years ended July 31, 1999.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item with respect to Directors of the Company is incorporated herein by reference to the registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

     The information  required by this item on Executive Officers is included in
Part I.


Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.


Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements

     The following consolidated financial statements of Washington Homes, Inc. and subsidiaries have been incorporated herein by reference as set forth in
     Item 8:

     Independent Auditors' Report

     Consolidated Balance Sheets at July 31, 1999 and 1998

     Consolidated Statements of Operations for each of the years in the three year period ended July 31, 1999

     Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended July 31, 1999

     Consolidated Statements of Cash Flows for each of the years in the three year period ended July 31, 1999

     Notes to Consolidated Financial Statements for each of the years in the three year period ended July 31, 1999

(b) Reports on Form 8-K

During the period from May 1, 1999 to July 31, 1999, the registrant filed the following reports on Form 8-K:

Date of Report         Items Reported
--------------         --------------
April 20, 1999         Items 2, 7

Amendment to Report    Financial Statements and Pro Forma  Financial Information
Dated April 20, 1999   for Breland Homes, Inc. and related entities.


(c) Exhibits

     There are included in this report or incorporated herein by reference the following exhibits:


Exhibit No.                                        Description of Exhibit
-----------                                        ----------------------
2 (a)             Asset Purchase Agreement #1 dated as of March 24, 1999 (Filed as Exhibit 2(a) to 8-K
                  Report dated April 20, 1999) *
2 (b)             Asset Purchase Agreement #2 dated as of March 24, 1999 (Filed as Exhibit 2 (b) to 8-K
                  Report dated April 20, 1999) *
3 (a)             Articles of Incorporation of registrant, as amended (Filed as Exhibit 3(a) to
                  Registration No. 33-52648) *
3 (a) (1)         Articles of Merger merging WH Holdings, Inc. into registrant (Filed as Exhibit 3 (a) (1)
                  to Registration No. 33-52648) *
3 (a) (2)         Articles of Restatement of Charter of registrant (Filed as Exhibit 3 (a) (2) to
                  Registration No. 33-52648) *
3 (a) (3)         Articles Supplementary to the Charter of registrant (Filed as Exhibit 3 (a) (3) to
                  Registration No. 33-52648) *
4 (a)             Specimen Common Stock Certificate  (Filed as Exhibit 4 (a) to Registration No. 33-52648)*



Exhibit No.                                        Description of Exhibit
-----------                                        ----------------------
10 (a)            Office Lease Agreement between Citadel Land, Inc. and the Company dated as of January 1,
                  1997 (Filed as Exhibit 10 (a) to 10-K Report for year ended July 31, 1998) *
10 (b)            First Amendment to Office Lease Agreement between Citadel land, Inc. and the Company dates as of May 14, 1998(Filed as Exhibit 10 (b) to 10-K Report for year ended July 31,
                  1998) *
10 (c)            Second Amendment to Office Lease Agreement between Citadel Land, Inc. and the Company dated as of  June 1, 1998 (filed as Exhibit 10 (c) to 10-K Report for year ended July
                  31, 1998) *
10 (d)            Note Agreement dated as of April 15, 1994 with respect to $43,000,000 Senior Notes due
                  October 2000 (Filed as Exhibit 19 to 10-Q Report for quarter ended April 30, 1994 - File
                  No. 1-7643) *
10 (e)            1999 Amended and Restated Loan Agreement for $120 Million Credit Facility dated as of
                  September 17, 1999 with a group of lenders and  First Union National Bank as Collateral
                  Agent and First Union Capital Markets Corp. as Administrative Agent.
10 (f)            Second Amendment Agreement dated as of January 30, 1998 to
                  Note  Agreement  dated  April 15, 1994 (Filed as Exhibit 10 to
                  10-Q Report for quarter ended January 31, 1998) *
10 (g)            Washington Homes, Inc. 401(k) Plan (Filed as Exhibit 10 (i) to 10-K Report for year ended July 31, 1996) *
10 (h)            Amendment to Washington Homes, Inc. 401(k) Plan
10 (i)            Washington Homes, Inc. Employee Stock Option Plan (Filed as Exhibit 10 (f) to
                  Registration No. 33-52648) *
10 (j)            Amendment to Employee Stock Option Plan (Filed as Exhibit 10 (f) (1) to Registration No.
                  33-52648) *
10 (k)            Amendment Number 2 to Employee Stock Option Plan (Filed as Exhibit 10 (k) to 10-K for
                  year ended July 31, 1998) *
10 (l)            Washington Homes, Inc. Non-Employee Directors' Stock Option Plan (Filed as Exhibit A to
                  Definitive Proxy Statement for meeting held December 9, 1994) *
10 (m)            Amendment to Non- Employee Directors' Stock Option Plan (Filed as Exhibit 10(o) to 10-K
                  for year ended July 31, 1998) *
10 (n)            Form of Change of Control Employment Agreements with Thomas Pellerito, Christopher
                  Spendley, Paul Sukalo, Clayton Miller
13                1999 Annual  Report to  shareholders  (except for the portions incorporated  herein by  reference,  this Exhibit is filed for informational purposes only)
21                Subsidiaries of registrant
23                Consent of Independent Auditors
24                Power of Attorney
27                Financial Data Schedule


--------------------
* Incorporate herein by reference.


     (d) Financial Statement Schedules

    All schedules are omitted because the information is not applicable or is presented in the financial statements or related notes.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 25th of October, 1999 by the undersigned, thereunto duly authorized.

WASHINGTON HOMES, INC.
(Registrant)


By:  /s/ GEATON A. DECESARIS, JR.
     ----------------------------
         Geaton A. DeCesaris, Jr., Chairman of the Board,
         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated/


                   Name                                    Position                          Date
                   ----                                    --------                          ----
/s/ GEATON A. DECESARIS, JR.                Chairman of the Board, President and    October 25, 1999
----------------------------                Principal Executive Officer
    Geaton A. DeCesaris, Jr.

GEATON A. DECESARIS, SR.*                   Director                                October 25, 1999
---------------------------
Geaton A. DeCesaris, Sr.

THOMAS CONNELLY*                            Director                                October 25, 1999
---------------------------
Thomas Connelly

PAUL C. SUKALO*                             Director                                October 25, 1999
---------------------------
Paul C. Sukalo

RONALD M. SHAPIRO*                          Director                                October 25, 1999
---------------------------
Ronald M. Shapiro

RICHARD S. FRARY*                           Director                                October 25, 1999
---------------------------
Richard S. Frary

RICHARD B. TALKIN*                          Director                                October 25, 1999
---------------------------
Richard B. Talkin

THOMAS J. PELLERITO*                        Director                                October 25, 1999
---------------------------
Thomas J. Pellerito

/s/ CHRISTOPHER SPENDLEY                    Principal Financial Officer             October 25, 1999
---------------------------
    Christopher Spendley

/s/ CLAYTON W. MILLER                       Principal Accounting Officer            October 25, 1999
---------------------
    Clayton W. Miller



*By:  /s/ GEATON A. DECESARIS, JR.
      ----------------------------
          Geaton A. DeCesaris, Jr.
          Attorney-in-fact