Form 10-Q
period 1999-10-31
WASHINGTON HOMES INC
filed 1999-12-15
CIK 104834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: October 31, 1999

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

                              Yes [X]       No [ ]

Number of shares of each of the registrant's classes of common stock outstanding at October 31, 1999

     Class                                                 Number of Shares
     -----                                                 ----------------
     Common Stock (voting), $.01 par value                     7,929,013
     Common Stock (non-voting), $.01 par value                         0

================================================================================

                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements
    Condensed Consolidated Balance Sheets
    -- October 31, 1999 (Unaudited) and July 31, 1999 ....................    3

    Condensed Consolidated Statements of Earnings
    -- Three Months Ended October 31, 1999 and 1998 (Unaudited) ..........    4

    Condensed Consolidated Statement of Shareholders' Equity
    -- Three Months Ended October 31, 1999 (Unaudited) ...................    5

    Condensed Consolidated Statements of Cash Flows
    -- Three Months Ended October 31, 1999 and 1998 (Unaudited) ..........    6

    Notes to Condensed Consolidated Financial Statements (Unaudited) .....    7

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................    8

  ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ....   12

PART II.  OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K ..............................   12

SIGNATURES ...............................................................   13

PART 1.  ITEM 1.  Financial Statements


                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)


                                                          October 31,   July 31,
                                                             1999         1999
                                                          -----------   --------
ASSETS

  Cash and cash equivalents ............................   $ 12,156     $ 12,734
  Residential inventories ..............................    141,886      130,502
  Excess of cost over net assets acquired, net .........      8,631        8,731
  Investment in joint ventures .........................      4,326        3,876
  Other ................................................     12,452       11,612
                                                           --------     --------
    Total Assets .......................................   $179,451     $167,455
                                                           ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Notes and loans payable ..............................   $ 76,368     $ 59,526
  Trade accounts payable ...............................     21,525       24,568
  Income taxes .........................................      2,513        3,986
  Other ................................................      7,486       10,426
                                                           --------     --------
    Total liabilities ..................................    107,892       98,506

Shareholders' Equity
  Common stock
  15,000,000 shares voting common stock authorized,
    7,929,013 shares issued and outstanding ............         79           79
  1,100,000 shares non-voting common stock authorized,
    0 shares issued and outstanding ....................          0            0
  Additional paid - in capital .........................     35,161       35,178
  Retained earnings ....................................     36,319       33,692
                                                           --------     --------
    Total shareholders' equity .........................     71,559       68,949
                                                           --------     --------

    Total Liabilities and Shareholders' Equity .........   $179,451     $167,455
                                                           ========     ========





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                     (in thousands except common share data)



                                                            Three Months Ended
                                                                October 31,
                                                           ---------------------
                                                             1999          1998
                                                           -------       -------
Revenues
  Homebuilding .....................................       $85,889       $67,745
  Land sales .......................................           418           475
  Other income .....................................         1,116           908
                                                           -------       -------
    Total revenues .................................        87,423        69,128

Expenses
  Cost of sales - homebuilding .....................        68,794        55,426
  Cost of sales - land .............................           396           441
  Selling, general and administrative ..............        12,033         9,371
  Interest .........................................         1,546         1,514
  Financing fees ...................................           206           202
  Amortization and depreciation expense ............           166            97
                                                           -------       -------
    Total expenses .................................        83,141        67,051
                                                           -------       -------

Earnings before income taxes .......................         4,282         2,077

  Income tax expense ...............................         1,655           808
                                                           -------       -------

Net earnings .......................................       $ 2,627       $ 1,269
                                                           =======       =======
Earnings per common share
  Basic ............................................       $  0.33       $  0.16
                                                           =======       =======
  Diluted ..........................................       $  0.32       $  0.16
                                                           =======       =======
Weighted average common shares
  Basic ............................................     7,946,187     7,942,763
  Diluted ..........................................     8,218,161     7,942,763





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       Three months ended October 31, 1999
                                   (Unaudited)
                                 (in thousands)


                                     Common Stock          Additional                  Total
                                  -------------------       Paid-in    Retained    Shareholders'
                                  Voting   Non-voting       Capital    Earnings      Equity
                                  ------   ----------      ----------   --------   -------------
Balance, August 1, 1999 ........   $ 79       $  0           $35,178     $33,692      $68,949

Purchase and retirement of
 Company stock .................     --         --              (111)         --         (111)

Deferred compensation plan .....     --         --                94          --           94

Net earnings ...................     --         --                --       2,627        2,627
                                   ----       ----            -------     -------      -------
Balance, October 31, 1999 ......   $ 79       $  0            $35,161     $36,319      $71,559
                                   ====       ====            =======     =======      =======





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                            Three Months Ended
                                                                October 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Cash flows from operating activities:
  Net earnings .........................................   $  2,627    $  1,269
  Adjustments to reconcile net earnings to
    net cash used in operating activities:
      Amortization and depreciation ....................        166          97
  Changes in assets and liabilities:
    Residential inventories ............................    (11,384)     (2,127)
    Other assets .......................................     (1,156)        902
    Trade accounts payable .............................     (3,043)     (3,341)
    Income taxes payable ...............................     (1,473)       (563)
    Other liabilities ..................................     (2,940)         (8)
    Deferred compensation liability.....................         94           0
                                                           --------    --------
        Net cash used in operating activities ..........    (17,109)     (3,771)

Cash flows from investing activities:
  Purchases of property and equipment, net of disposals        (200)        (60)
                                                           --------    --------
        Net cash used in investing activities ..........       (200)        (60)

Cash flows from financing activities:
  Proceeds from notes and loans payable ................     76,050      56,000
  Repayments of notes and loans payable ................    (59,208)    (46,195)
  Purchase and retirement of Company stock .............       (111)          0
                                                           --------    --------
        Net cash provided by financing activities ......     16,731       9,805

Net (decrease) increase in cash and cash equivalents ...       (578)      5,974

Cash and cash equivalents, beginning of period .........     12,734      10,321
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 12,156    $ 16,295
                                                           ========    ========





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Basis of Presentation

     The unaudited condensed consolidated financial statements include the accounts of Washington Homes, Inc. and its wholly owned subsidiaries (the "Company").

     The Company is principally engaged in the business of the construction and sale of residential housing. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended July 31, 1999. Operating results for the three months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.


2.   Shareholders' Equity

     Common Stock. The Company has 7,929,013 shares of common stock outstanding at October 31, 1999 all of which are voting shares. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock.

     Deferred Compensation Incentive Plan. Effective as of July 31, 1999, the Company adopted a Deferred Compensation Incentive Plan ("Plan") for certain key employees who may elect to defer a portion of their future compensation. The Company will match the lesser of 20% of the amount deferred or $20,000, with the match subject to a five-year vesting schedule. The Plan will be funded by the purchase of the Company's common stock. Any Company stock acquired by the Plan will be retired by the Company and the future issuance of the same number of shares will be from newly issued shares. In October 1999, 20,000 shares were acquired by the Plan. As a result of this transaction, Paid in Capital was reduced as follows:

     Stock purchase price........................   $111,000
     Decrease in deferred compensation payable...   (94,000)
                                                    --------
     Net decrease in Paid in Capital.............   $ 17,000

3.   Earnings Per Share

     Basic earnings per common share are based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share are based on the weighted average number of shares of common stock outstanding plus equivalent shares relating to stock options outstanding.


4.   Notes and Loans Payable

     Notes and loans payable consist of the following:

                                                      October 31,       July 31,
                                                          1999            1999
                                                      -----------       --------
                                                            (in thousands)
     Senior Notes ...............................       $14,333          $28,667
     Revolving Credit Facilities ................        57,959           27,639
     Land Acquisition and Other .................         4,076            3,220
                                                        -------          -------
                                                        $76,368          $59,526
                                                        =======          =======

     Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of unsecured Senior Notes. Two series of Senior Notes were issued:
$30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (8.59% at October 31, 1999), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Beginning April 1998 interest became payable on a quarterly basis for both series of Senior Notes. Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000. The scheduled principal repayments of $14,333,333 were made in October 1998 and October 1999.

     Revolving Credit Facilities. At October 31, 1999, the Company had two secured credit facilities totaling $135 million to fund land acquisition, home construction, letters of credit, and principal repayments on its Senior Notes. In September 1999, the Company increased the credit availability under one of the facilities to $120 million from $70 million. The new credit facility is comprised of a $100 million revolving loan with a maturity date (which may be extended) of October 30, 2001, and a $20 million, term loan with an initial maturity of 2 years plus three one-year extention options. $14.3 million of the term loan was used in October 1999 for a principal repayment of the Company's Senior Notes. The remaining 5.7 million will be used to repay a portion of the Senior Notes repayment due in October 2000. The other credit facility consists of a $15 million revolving loan with a maturity date (which may be extended) of April 19, 2001. At October 31, 1999, $58.0 million was outstanding under both facilities. Borrowings under the facilities bear interest at 30 day LIBOR (5.41% at October 29, 1999) plus either 1.75% for the revolving credit facilities and 2.85% for the term loan.

     Land Acquisition Loans. The Company has loans with various land sellers and lenders for the acquisition of land which bear interest at fixed rates ranging from 8.0% to 10% or variable rates of prime to prime plus .5% and are collateralized by the related inventory.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Annual Operating Cycle

     The homebuilding industry in general and the operations of the Company are seasonal in nature. The number of new orders received is generally higher in the period from February through May compared to the balance of the year. Deliveries peak in the fiscal quarter ending July 31 as a substantial portion of homes for which contracts are written during the fiscal quarter ending April 30 are delivered. Delivery volume is relatively constant during the remainder of the year. Backlog is the number of homes under contract but not delivered at the end of the period. Revenue is recognized upon the delivery of finished homes. The following table, which sets forth the quarterly operating results for the Company during the last five fiscal quarters illustrates this cycle:

                                                        Three Months Ended
                                  --------------------------------------------------------------
                                  October 31,   January 31,   April 30,   July 31,   October 31,
                                      1998          1999         1999       1999         1999
                                  -----------   -----------   ---------   --------   -----------
                                                      (dollars in thousands)
Selected Operating Data
-----------------------
Revenues - homebuilding ........    $ 67,745      $ 70,723     $ 87,720   $127,541     $ 85,889
Number of homes delivered ......         407           427          533        757          483
Number of net new orders .......         430           432          836        531          587
Number of homes in backlog .....         844           849        1,234      1,008        1,112
Sales value of backlog .........    $147,100      $153,947     $229,570   $197,135     $219,846

Geographic Breakdown of Operations

Set forth below is information for the Company's operations by geographic markets:

                                                         Three Months Ended
                                                             October 31,
                                                         ------------------
     Net New Orders                                       1999        1998
     --------------                                      ------      ------
     Maryland ........................................     176         145
     Virginia ........................................     165         102
     North Carolina ..................................     156         138
     Tennessee .......................................      34          32
     Pennsylvania ....................................      15          13
     Alabama* ........................................      12          --
     Mississippi* ....................................      29          --
                                                          ----        ----
                                                           587         430
                                                          ====        ====

                                                         Three Months Ended
                                                             October 31,
                                                         ------------------
     Homes Delivered                                      1999        1998
     ---------------                                     ------      ------
     Maryland ........................................     143         115
     Virginia ........................................     105          83
     North Carolina ..................................     132         181
     Tennessee .......................................      34          14
     Pennsylvania ....................................       9          14
     Alabama* ........................................      38          --
     Mississippi* ....................................      22          --
                                                          ----        ----
                                                           483         407
                                                          ====        ====

                                                             October 31,
                                                         ------------------
     Backlog of Sold Homes                                1999        1998
     ---------------------                               ------      ------
     Maryland ........................................     276         270
     Virginia ........................................     447         195
     North Carolina ..................................     263         285
     Tennessee .......................................      48          60
     Pennsylvania ....................................      23          34
     Alabama* ........................................      24          --
     Mississippi* ....................................      31          --
                                                         -----        ----
                                                         1,112         844
                                                         =====        ====

     * Homebuilding operations for Alabama and Mississippi were acquired in March 1999.


Results of Operations

Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

     Total revenues from homes delivered increased by 27% to $85.9 million during the three months ended October 31, 1999 compared to $67.7 million during the three-month period ended October 31, 1998 as the number of homes delivered increased to 483 in the first quarter of fiscal 2000 from 407 homes in the first quarter of fiscal 1999. The increased level of revenues reflects continuing strong housing demand resulting from a generally strong economy, growth in active communities in our existing markets and the addition of the Huntsville and Gulfport markets. The average sales price of homes delivered increased to $177,800 for the first quarter of fiscal 2000 from $166,400 for the first quarter of fiscal 1999. This change is principally due to increased deliveries of single family detached homes and increased deliveries of higher end product in our Virginia market.

     Revenues and gross profit from land sales were $418,000 and $22,000, respectively, for the three months ended October 31, 1999 as compared to $475,000 and $34,000, respectively, during the same three-month period in fiscal 1999.

     Other income increased $208,000 to $1,116,000 during the three months ended October 31, 1999 compared to $908,000 in the same three-month period in fiscal 1999. The increase is primarily due to increased income from mortgage origination activity.

     Gross profit as a percentage of revenues from homes delivered increased to 19.9% during the three months ended October 31, 1999 compared to 18.2% during the same three-month period in fiscal 1999 primarily due to the Company's cost reduction initiatives and sales price increases based on overall strong housing demand.

     Selling, general and administrative expenses increased $2.6 million to $12.0 million during the three-month period ended October 31, 1999, compared to $9.4 million in the same three-month period in fiscal 1999. The increase is attributable to the 27% increase in homebuilding revenue and the increase in active communities to 84 from 72 a year ago. Selling, general and administrative expenses increased as a percentage of homebuilding revenue to 14.0% in the three-month period ended October 31, 1999, compared to 13.8% for the same period in fiscal 1999 due to expenses associated with expansion of the mortgage operations and opening of new communities.

     Operating income (earnings before interest, financing fees and taxes) increased to $6.0 million in the three months ended October 31, 1999 compared to $3.8 million for the same period in fiscal 1999 and increased as a percentage of homebuilding revenues to 7.0% from 5.6% for the same period in fiscal 1999.

     Interest and financing fees increased to $1.8 million during the three months ended October 31, 1999 compared to $1.7 million in the same three-month period in fiscal 1999. However, interest and financing fees as a percent of homebuilding revenue decreased to 2.0% in the first fiscal quarter of fiscal 2000 compared to 2.5% of the first quarter of fiscal 1999.


Capital Resources and Liquidity

     Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

     At October 31, 1999, the Company had cash and cash equivalents of $12.2 million of which $655,000 was restricted to collateralize customer deposits and other escrows. The remaining $11.5 million was available to the Company.

     The Company had $153.4 million in borrowing available from various lending institutions and land sellers of which $76.4 million was outstanding at October 31, 1999.

     The Company believes that it will be able to fund its activities through fiscal 2000 through a combination of operating cash flow, existing cash balances and existing credit facilities. Except for ordinary expenditures for the construction of homes and acquisition and development of land, the Company does not have any material commitments for capital expenditures at the present time.

Year 2000 Issues

     The Year 2000 (Y2K) problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus the year 1999 is represented by the number "99" in many legacy software applications. Consequently, on January 1, 2000, the year will jump back to "00" in accordance with many non-Y2K compliant applications. To systems that are non-Y2K compliant, the time will seem to have reverted back 100 years. So, when computing basic lengths of time, the Company's computer programs, certain building infrastructure components (including elevators, alarm systems, telephone networks, sprinkler systems, security access systems and certain HVAC systems) and any additional time-sensitive software that are non-Y2K compliant may recognize a date using "00" as the Year 1900. This could result in system failures or miscalculations which could cause personal injury, property damage, disruption of operations, and/or delays in payments from the Company's customers, any or all of which could materially adversely effect the Company's business, financial condition, or results of operations.

State of Readiness:

     During fiscal 1999 the Company undertook a formal year 2000 readiness project assessment on all information technology assets to ensure compliance of all applications, operating systems and hardware on its PC desktop suites and LAN and WAN server and communications platforms; the compliance of voice and data network software and hardware and to address the compliance of key vendors and other third parties.

     The Company's project involved five phases: (1) inventorying Year 2000 items and assigning priorities, (2) assessing the Year 2000 compliance of items,
(3) remediating or replacing items that were determined not to be Y2K compliant,
(4) testing items for Y2K compliance and (5) designing and implementing Y2K contingency and business continuity plans. To determine that all IT systems (whether internally developed or purchased) are Y2K compliant, each system was tested using a standard testing methodology which included unit testing, baseline testing, and future date testing. Future date testing included critical dates near the end of 1999 and into the year 2000, including leap year testing.

     The inventory and assessment phases of the project were completed in April 1999. At October 31, 1999, all of the Company's application systems had been remediated and current date tested. All critical hardware and software was compliant and tested by October 1999.

Cost:

     The costs of the Company's Y2K compliance efforts were funded with cash flows from operations. The estimated total cost of the Y2K project is approximately $75,000. Costs incurred during fiscal 1999 were approximately $37,000, with the remainder of the estimated total being incurred during the first and second quarters of fiscal 2000. In total, these costs are not expected to have material adverse effect on the Company's overall results of operations or cash flows.

Risk:

     The Company believes that its Y2K readiness program will prepare the Company for Year 2000 compliance in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment or those external parties on which the Company relies will be Y2K compliant in a timely manner or that the Company's external parties contingency plans will mitigate the effects of any non-compliance. Given the current status of the Company's Y2K project, management believes that the most probable worst case scenario could result in short term business interruptions. However, failure by the Company and/or external parties to complete Y2K readiness work in a timely manner could have a material adverse affect on the Company's financial position and results of operations.

Contingency Plans:

     The Company has developed a Y2K contingency plan designed to address problems arising from Year 2000 failures of critical third parties and is directed towards providing alternate sources of supply to the Company.

     The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimate at the present time, and could change substantially. The assessment is based upon numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.


Forward Looking Statements

     This Form 10-Q report contains statements, which may be construed as "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may involve known and unknown risks, uncertainties and other factors that may cause actual results performance, achievements or industry results, to vary materially from predicted results, performance, achievements or those of the industry. Such risks, uncertainties and other factors, include, but are not limited to, change in general economic conditions, fluctuations in interest rates, increases in cost of and availability of materials, supplies and labor and general competitive conditions.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk from changes in interest rates. Adverse changes in interest rates can have a material effect on the Company's operations.

     At October 31, 1999, the Company had $76.4 million of debt outstanding of which $11.9 million bears fixed interest rates. If the interest rate charged to the Company on its variable rate debt were to increase significantly, the effect could be materially adverse to future operations.

     The Company's objective in its risk management program is to seek a reduction in the potential negative earnings effects from changes in interest rates. The Company's strategy to meet this objective is to maintain a balance between fixed-rate and variable-rate debt, varying the proportion based on the Company's perception of interest rate trends and the market place for various debt instruments. In addition, the Company has entered into an interest rate swap agreement, which effectively converts $15 million of its variable rate debt to fixed in an effort to minimize its market risk from changes in interest rates. The fair values of all financial instruments approximate their carrying values.


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         27.  Financial Data Schedule

     (b) Reports on Form 8-K

         The registrant did not file any reports on Form 8-K during the quarter ended October 31, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WASHINGTON HOMES, INC.
                                        (Registrant)



Date: December 14, 1999                 By: /s/ Geaton A. DeCesaris, Jr.
                                            ---------------------------------
                                            Geaton A. DeCesaris, Jr.
                                            Chairman of the Board, President,
                                            and Chief Executive Officer



Date: December 14, 1999                 By: /s/ Clayton W. Miller
                                            ---------------------------------
                                            Clayton W. Miller
                                            Principal Accounting Officer