Form 10-Q
period 2000-01-31
WASHINGTON HOMES INC
filed 2000-03-14
CIK 104834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: January 31, 2000

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

                              Yes [X]       No [ ]

Number of shares of each of the registrant's classes of common stock outstanding at January 31, 2000:

     Class                                                 Number of Shares
     -----                                                 ----------------
     Common Stock (voting), $.01 par value                     7,889,013
     Common Stock (non-voting), $.01 par value                         0

================================================================================

                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements
    Condensed Consolidated Balance Sheets
    -- January 31, 2000 (Unaudited) and July 31, 1999 ....................    3

    Condensed Consolidated Statements of Earnings
    -- Three Months and Six Months Ended January 31, 2000
       and 1999 (Unaudited) ..............................................    4

    Condensed Consolidated Statement of Shareholders' Equity
    -- Six Months Ended January 31, 2000 (Unaudited) .....................    5

    Condensed Consolidated Statements of Cash Flows
    -- Six Months Ended January 31, 2000 and 1999 (Unaudited) ............    6

    Notes to Condensed Consolidated Financial Statements (Unaudited) .....    7

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................    8

  ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ....   12


PART II.  OTHER INFORMATION

  ITEM 4.  Submission of Matters to a Vote of Security Holders ...........   12

  ITEM 6.  Exhibits and Reports on Form 8-K ..............................   13

SIGNATURES ...............................................................   14

PART 1.  ITEM 1.  Financial Statements


                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands except share data)


                                                          January 31,   July 31,
                                                             2000         1999
                                                          -----------   --------
ASSETS

  Cash and cash equivalents ............................   $ 11,543     $ 12,734
  Residential inventories ..............................    146,107      130,502
  Excess of cost over net assets acquired, net .........      8,531        8,731
  Investment in joint ventures .........................      4,408        3,876
  Other ................................................     13,327       11,612
                                                           --------     --------
    Total Assets .......................................   $183,916     $167,455
                                                           ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Notes and loans payable ..............................   $ 81,091     $ 59,526
  Trade accounts payable ...............................     18,360       24,568
  Income taxes .........................................      1,490        3,986
  Other ................................................      8,794       10,426
                                                            -------     --------
    Total liabilities ..................................    109,735       98,506

Shareholders' Equity
  Common stock
  15,000,000 shares voting common stock authorized,
    7,889,013 and 7,949,013 issued and outstanding .....         79           79
  1,100,000 shares non-voting common stock authorized,
    0 shares issued and outstanding ....................         --           --
  Additional paid-in capital ...........................     35,130       35,178
  Retained earnings ....................................     38,972       33,692
                                                           --------     --------
    Total shareholders' equity .........................     74,181       68,949
                                                           --------     --------

    Total Liabilities and Shareholders' Equity .........   $183,916     $167,455
                                                           ========     ========





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                        (in thousands except share data)



                                              Three Months Ended       Six Months Ended
                                                 January 31,             January 31,
                                            ---------------------   ---------------------
                                               2000        1999        2000        1999
                                            ---------   ---------   ---------   ---------
Revenues

  Homebuilding ...........................    $92,769     $70,723    $178,658    $138,468
  Land sales .............................        269       2,598         687       3,073
  Other income ...........................      1,285         941       2,401       1,849
                                              -------     -------    --------    --------
    Total revenues .......................     94,323      74,262     181,746     143,390

Expenses

  Cost of sales -- homebuilding ..........     74,795      57,329     143,589     112,755
  Cost of sales -- land ..................        269       2,468         665       2,909
  Selling, general and administrative ....     12,933       9,626      24,966      18,997
  Interest ...............................      1,570       1,556       3,116       3,070
  Financing fees .........................        228         196         434         398
  Amortization and depreciation expense ..        232         106         398         203
                                              -------     -------    --------    --------
    Total expenses .......................     90,027      71,281     173,168     138,332
                                              -------     -------    --------    --------

Earnings before income taxes .............      4,296       2,981       8,578       5,058

  Income tax expense .....................      1,643       1,142       3,298       1,950
                                              -------     -------    --------    --------

Net earnings .............................    $ 2,653     $ 1,839    $  5,280    $  3,108
                                              =======     =======    ========    ========
Earnings per common share

  Basic ..................................      $0.33       $0.23       $0.66       $0.39
                                                =====       =====       =====       =====
  Diluted ................................      $0.33       $0.23       $0.65       $0.39
                                                =====       =====       =====       =====
Weighted average common shares

  Basic ..................................  7,949,013   7,942,763   7,949,013   7,942,763
                                            =========   =========   =========   =========
  Diluted ................................  8,088,916   8,125,632   8,157,157   8,059,378
                                            =========   =========   =========   =========





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Six Months Ended January 31, 2000
                                   (Unaudited)
                                 (in thousands)


                                     Common Stock       Additional                  Total
                                  -------------------     Paid-in    Retained   Shareholders'
                                  Voting   Non-voting     Capital    Earnings      Equity
                                  ------   ----------   ----------   --------   -------------
Balance, August 1, 1999 ........   $ 79       $  0        $35,178     $33,692      $68,949

Purchase and retirement of
 Company stock .................     --         --           (326)         --         (326)

Deferred compensation plan .....     --         --            278          --          278

Net earnings ...................     --         --             --       5,280        5,280
                                   ----       ----        -------     -------      -------
Balance, January 31, 2000 ......   $ 79       $  0        $35,130     $38,972      $74,181
                                   ====       ====        =======     =======      =======





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                             Six Months Ended
                                                                January 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
  Net earnings .........................................   $  5,280    $  3,108
  Adjustments to reconcile net earnings to
    net cash used in operating activities:
      Amortization and depreciation ....................        398         203
  Changes in assets and liabilities:
    Residential inventories ............................    (15,605)     (7,646)
    Other assets .......................................     (2,156)        151
    Trade accounts payable .............................     (6,208)     (4,132)
    Income taxes payable ...............................     (2,496)        579
    Other liabilities ..................................     (1,632)        617
    Deferred compensation liability.....................        278          --
                                                           --------    --------
        Net cash used in operating activities ..........    (22,141)     (7,120)

Cash flows from investing activities:
  Purchases of property and equipment, net of disposals        (289)       (149)
  Investment in and advances to joint ventures .........         --      (1,500)
                                                           --------    --------
        Net cash used in investing activities ..........       (289)     (1,649)

Cash flows from financing activities:
  Proceeds from notes and loans payable ................    136,361     101,967
  Repayments of notes and loans payable ................   (114,796)    (95,695)
  Purchase and retirement of Company stock .............       (326)         --
                                                           --------    --------
        Net cash provided by financing activities ......     21,239       6,272

Net decrease in cash and cash equivalents ..............     (1,191)     (2,497)

Cash and cash equivalents, beginning of period .........     12,734      10,321
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 11,543    $  7,824
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended July 31, 1999. Operating results for the three and six months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.


2.   Shareholders' Equity

     Common Stock. The Company has 7,889,013 shares of common stock outstanding at January 31, 2000, all of which are voting shares. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock.

     Deferred Compensation Incentive Plan. Effective as of July 31, 1999, the Company adopted a Deferred Compensation Incentive Plan ("Plan") for certain key employees who may elect to defer a portion of their future compensation. The Company will match the lesser of 20% of the amount deferred or $20,000, with the match subject to a five-year vesting schedule. The Plan will be funded by the purchase of the Company's common stock. The Company will retire any Company stock acquired by the Plan and the future issuance of the same number of shares will be from newly issued shares. During the quarter ended January 31, 2000, 40,000 shares were acquired by the Plan. As a result of this transaction, Paid-in Capital was reduced as follows (in thousands):

     Stock purchase price ...............................   $ 326
     Decrease in deferred compensation payable ..........    (278)
                                                            ------
     Net decrease in Paid-in Capital ....................   $  48
                                                            ======


3.   Earnings Per Share

     Basic earnings per common share are based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share are based on the weighted average number of shares of common stock outstanding plus equivalent shares relating to stock options outstanding.


4.   Notes and Loans Payable

     Notes and loans payable consist of the following:

                                               January 31, 2000    July 31, 1999
                                               ----------------    -------------
                                                         (in thousands)
     Senior Notes ...........................       $14,333           $28,667
     Revolving Credit Facilities ............        62,302            27,639
     Land Acquisition and Other .............         4,456             3,220
                                                    -------           -------
                                                    $81,091           $59,526
                                                    =======           =======

     Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of unsecured Senior Notes. Two series of Senior Notes were issued:
$30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (8.44% at January 31, 2000), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Beginning April 1998, interest became payable on a quarterly basis for both series of Senior Notes. Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000. The scheduled principal repayments of $14,333,333 were made in October 1998 and October 1999.

     Revolving Credit Facilities. At January 31, 2000, the Company had two secured credit facilities totaling $135 million to fund land acquisition, home construction, letters of credit, and principal repayments on its Senior Notes. In September 1999, the Company increased the credit availability under one of the facilities to $120 million from $70 million. The new credit facility is comprised of a $100 million revolving loan with a maturity date (which may be extended) of October 30, 2001, and a $20 million, term loan with an initial maturity of 2 years plus three one-year extension options. $14.3 million of the term loan was used in October 1999 for a principal repayment of the Company's Senior Notes. The remaining $5.7 million will be used to repay a portion of the Senior Notes repayment due in October 2000. The other credit facility consists of a $15 million revolving loan with a maturity date (which may be extended) of April 19, 2001. At January 31, 2000, $62.3 million was outstanding under both facilities. Borrowings under the facilities bear interest at 30 day LIBOR (5.89% at January 31, 2000) plus 1.75% for the revolving credit facilities and 2.85% for the term loan.

     Land Acquisition Loans. The Company has loans with various land sellers and lenders for the acquisition of land which bear interest at fixed rates ranging from 4% to 10% or variable rates of prime to prime plus 0.5% and are collateralized by the related inventory.


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

                                                      Three Months Ended
                                --------------------------------------------------------------
                                January 31,   April 30,   July 31,   October 31,   January 31,
                                    1999         1999       1999         1999          2000
                                -----------   ---------   --------   -----------   -----------
                                                    (dollars in thousands)
Selected Operating Data
-----------------------
Revenues -- homebuilding .....    $ 70,723     $ 87,720   $127,541     $ 85,889      $ 92,769
Number of homes delivered ....         427          533        757          483           500
Number of net new orders .....         432          836        531          587           526
Number of homes in backlog ...         849        1,234      1,008        1,112         1,138
Sales value of backlog .......    $153,947     $229,570   $197,135     $219,846      $225,880

Geographic Breakdown of Operations

     Set forth below is information for the Company's operations by geographic markets:

                                         Three Months Ended     Six Months Ended
                                             January 31,           January 31,
                                         ------------------     ----------------
     Net New Orders                        2000      1999        2000      1999
     --------------                      --------  --------     ------    ------
     Maryland .........................     163       116          339      261
     Virginia .........................     165       129          330      231
     North Carolina ...................     134       150          290      288
     Tennessee ........................      24        29           58       61
     Pennsylvania .....................       9         8           24       21
     Alabama* .........................      17        --           29       --
     Mississippi* .....................      14        --           43       --
                                           ----      ----        -----     ----
                                            526       432        1,113      862
                                           ====      ====        =====     ====


                                         Three Months Ended     Six Months Ended
                                             January 31,           January 31,
                                         ------------------     ----------------
     Homes Delivered                       2000      1999        2000      1999
     ---------------                     --------  --------     ------    ------
     Maryland .........................     116       126         259       241
     Virginia .........................     162        90         267       173
     North Carolina ...................     142       153         274       334
     Tennessee ........................      21        42          55        56
     Pennsylvania .....................      17        16          26        30
     Alabama* .........................      20        --          58        --
     Mississippi* .....................      22        --          44        --
                                           ----      ----        ----      ----
                                            500       427         983       834
                                           ====      ====        ====      ====


                                             January 31,
                                         ------------------
     Backlog of Homes Under Contract       2000      1999
     -------------------------------     --------  --------
     Maryland .........................     323       260
     Virginia .........................     450       234
     North Carolina ...................     255       282
     Tennessee ........................      51        47
     Pennsylvania .....................      15        26
     Alabama* .........................      21        --
     Mississippi* .....................      23        --
                                          -----      ----
                                          1,138       849
                                          =====      ====

     * Homebuilding operations for Alabama and Mississippi were acquired in March 1999.

Results of Operations

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

     Total revenues increased 27.0% to $94.3 million during the three months ended January 31, 2000 compared to $74.3 million during the three-month period ended January 31, 1999 as the number of homes delivered increased to 500 in the second quarter of fiscal 2000 from 427 homes in the second quarter of fiscal 1999. The increased level of revenues reflects strong housing markets resulting from generally strong economy and low interest rates for home mortgages. In particular, the Maryland and Virginia markets have shown significant increases as each market gained momentum during the current strong housing market. The average sales price of homes delivered increased to $185,500 for the second quarter of fiscal 2000 from $165,500 for the second quarter of fiscal 1999. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

     Revenues from land sales were $269,000 for the three months ended January 31, 2000 compared to $2.6 million during the same three-month period in fiscal 1999. There was no gross profit from land sales in the three months ended January 31, 2000 compared to $130,000 in the same three-month period in fiscal 1999.

     Other income increased $344,000 to $1.3 million during the three months ended January 31, 2000 compared to $941,000 in the same three-month period in fiscal 1999. The increase is primarily due to increased income from mortgage origination activity.

     Gross profit as a percentage of revenues from homes delivered increased to 19.4% during the three months ended January 31, 2000 compared to 18.9% during the same three-month period in fiscal 1999. This increase was primarily due to the Company's cost reduction initiatives and sales price increases based on overall strong housing demand.

     Selling, general and administrative expenses increased to $12.9 million during the three-month period ended January 31, 2000, compared to $9.6 million in the same three-month period in fiscal 1999. The increase is principally due to an increase of 27.0% in total revenues. Selling, general and administrative expenses increased slightly as a percentage of homebuilding revenue to 13.9% in the three months ended January 31, 2000, compared to 13.6% for the same period in fiscal 1999 due to expenses associated with expansion of mortgage operations and opening of new communities.

     Operating income (earnings before interest, financing fees and taxes) increased to $6.1 million in the three months ended January 31, 2000 compared to $4.7 million for the same period in fiscal 1999 and increased as a percentage of total revenues to 6.5% during the three months ended January 31, 2000 from 6.4% for the same period in fiscal 1999.

     Interest and financing fees remained at $1.8 million during the three months ended January 31, 2000 and 1999. However, due to increased volume, interest and financing fees as a percentage of homebuilding revenue decreased to 1.9% in the three months ended January 31, 2000 compared to 2.5% for the same period in fiscal 1999.


Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

     Total revenues increased 26.7% to $181.7 million during the six months ended January 31, 2000 compared to $143.4 million during the six-month period ended January 31, 1999. The number of homes delivered increased 17.9% to 983 homes in the first half of fiscal 2000 from 834 homes in the first half of fiscal 1999. During this period the average sale price of homes delivered increased to $181,700 in the first half of fiscal 2000 from $166,000 in the first half of fiscal 1999. Changes in average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

     Revenues and gross profit from land sales were $687,000 and $22,000, respectively, for the six-month period ended January 31, 2000 compared to $3.1 million and $164,000 during the six-month period in fiscal 1999.

     Gross profit as a percentage of revenues from homes delivered increased to 19.6% during the six-month period ended January 31, 2000 compared to 18.6% for the six-month period ended January 31, 1999. The increase is attributable to the cost reduction initiatives previously mentioned.

     Selling, general and administrative expenses increased $6.0 million to $25.0 million during the six-month period ended January 31, 2000 compared to $19.0 million for the six-month period in fiscal 1999. The increase is attributable to the 26.7% increase in total revenue and an increase in active communities to 84 from 72 a year ago. Selling, general and administrative expenses increased as a percentage of homebuilding revenue to 14.0% in the six-month period ended January 31, 2000, compared to 13.7% for the same period in fiscal 1999. Although a portion of the Company's selling, general and administrative expenses are variable with revenue fluctuations, a more significant portion of these expenses are fixed components which cause a favorable impact as revenue increases.

     Operating income (earnings before interest, financing fees and taxes) increased to $12.1 million in the six months ended January 31, 2000 compared to $8.5 million for the same period in fiscal 1999. In addition, operating income as a percentage of total revenues increased to 6.7% during the first half of fiscal 2000 compared to 5.9% during the first half of fiscal 1999.

     Interest and financing fees remained at $3.5 million in the six months ended January 31, 2000 and 1999 but decreased as a percentage of homebuilding revenues to 2.0% from 2.5%.


Capital Resources and Liquidity

     Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

     At January 31, 2000, the Company had cash and cash equivalents of $11.5 million of which $546,100 was restricted to collateralize customer deposits and other escrows. The remaining $11.0 million was available to the Company.

     The Company had $153.8 million in borrowing availability from various lending institutions and land sellers of which $81.1 million was outstanding at January 31, 2000.

     The Company believes that it will be able to fund its activities through fiscal 2000 with a combination of operating cash flow, existing cash balances and borrowings from banks and other lending institutions. Except for ordinary expenditures for the construction of homes and acquisition and development of land, the Company does not have any material commitments for capital expenditures at the present time.


Year 2000 Issues

     The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, the year 1999 is represented by the number "99" in many legacy software applications. Consequently, on January 1, 2000, the year jumped back to "00" in accordance with many non-Y2K compliant applications. To systems that were non-Y2K compliant, the time will seem to have reverted back 100 years. So, when computing basic lengths of time, the Company's computer programs, certain building infrastructure components (including elevators, alarm systems, telephone networks, sprinkler systems, security access systems and certain HVAC systems) and any additional time-sensitive software that are non-Y2K compliant recognized a date using "00" as the year 1900. This would result in system failures or miscalculations which could have caused personal injury, property damage, disruption of operations, and/or delays in payments from the Company's customers, any or all of which could have materially adversely affected the Company's business, financial condition, or results of operations.

     Subsequent to December 31, 1999 and to date, the Company has not had any adverse effects to its systems or operations resulting from the Year 2000 issue. As a result, there has been no need to implement any Year 2000 contingency plans. Additionally, to date, any customers, vendors, or service providers have not informed the Company that the Year 2000 issue has impacted them. Although no Year 2000 issues have impacted the Company, management intends to continue monitoring its critical systems so that identification of any Year 2000 issues that may occur will be identified and remedied on a timely basis.


Forward Looking Statements

     This Form 10-Q report contains statements, which may be construed as "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may involve known and unknown risks, uncertainties and other factors that may cause actual results performance, achievements or industry results, to vary materially from predicted results, performance, achievements or those of the industry. Such risks, uncertainties and other factors include, but are not limited to, change in general economic conditions, fluctuations in interest rates, increases in cost of and availability of materials, supplies and labor and general competitive conditions.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk from changes in interest rates. Adverse changes in interest rates can have a material effect on the Company's operations.

     At January 31, 2000, the Company had $81.1 million of debt outstanding of which $12.3 million bears fixed interest rates. If the interest rate charged to the Company on its variable rate debt were to increase significantly, the effect could be materially adverse to future operations.

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

     (a) The registrant's annual meeting of shareholders was held on November 19, 1999.

     (b) Shareholders elected the following persons as members of the Board of Directors to serve until the next annual meeting and until their successors are elected and qualified:

                                                       Votes For:
                                                       ---------
               Geaton A. DeCesaris, Sr. .............  5,798,128
               Geaton A. DeCesaris, Jr. .............  5,798,128
               Thomas Connelly ......................  5,805,428
               Paul C. Sukalo .......................  5,798,128
               Ronald M. Shapiro ....................  5,587,187
               Richard B. Talkin ....................  5,804,928
               Richard S. Frary .....................  5,805,328
               Thomas J. Pellerito ..................  5,805,303

     (c)  The following additional matters were approved at the Annual Meeting:

          (1) A proposal to approve amendment of the registrant's Employee Stock Option Plan increasing to 1,500,000 from 1,000,000 the number of shares of Common Stock available for option under the plan was approved by a vote of 4,370,247 shares for, 494,964 against and 5,567 abstaining.

          (2) A proposal to approve amendment of the registrant's Non-Employee Directors' Stock Option Plan increasing to 200,000 from 100,000 the number of shares of Common Stock available for option under the plan was approved by a vote of 4,356,079 shares for, 501,252 against and 13,447 abstaining.

          (3) A proposal to approve adoption of a Deferred Compensation Incentive Plan by the registrant was approved by a vote of 4,394,830 shares for, 526,157 against and 15,147 abstaining.

          (4) Appointment of Deloitte & Touche LLP as independent public accountants for the registrant and its subsidiaries for the year ending July 31, 2000 was approved by a vote of 5,599,201 for, 337,214 against and 21,297 abstaining.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          The registrant did not file any reports on Form 8-K during the quarter ended January 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WASHINGTON HOMES, INC.
                                        (Registrant)



Date: March 14, 2000                    By: /s/ Geaton A. DeCesaris, Jr.
                                            ---------------------------------
                                            Geaton A. DeCesaris, Jr.
                                            Chairman of the Board, President,
                                            and Chief Executive Officer



Date: March 14, 2000                    By: /s/ Clayton W. Miller
                                            ---------------------------------
                                            Clayton W. Miller
                                            Principal Accounting Officer