Form 10-Q
period 2000-04-30
WASHINGTON HOMES INC
filed 2000-06-14
CIK 104834

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: April 30, 2000

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

                              Yes [X]       No [ ]

Number of shares of each of the registrant's classes of common stock outstanding at April 30, 2000:

     Class                                                 Number of Shares
     -----                                                 ----------------
     Common Stock (voting), $.01 par value                     7,784,713
     Common Stock (non-voting), $.01 par value                         0

================================================================================

                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements
    Condensed Consolidated Balance Sheets
    -- April 30, 2000 (Unaudited) and July 31, 1999 ......................    3

    Condensed Consolidated Statements of Earnings
    -- Three Months and Nine Months Ended April 30, 2000
       and 1999 (Unaudited) ..............................................    4

    Condensed Consolidated Statement of Shareholders' Equity
    -- Nine Months Ended April 30, 2000 (Unaudited) ......................    5

    Condensed Consolidated Statements of Cash Flows
    -- Nine Months Ended April 30, 2000 and 1999 (Unaudited) .............    6

    Notes to Condensed Consolidated Financial Statements (Unaudited) .....    7

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................    8

  ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ....   12


PART II.  OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K ..............................   12

SIGNATURES ...............................................................   13

PART 1.  ITEM 1.  Financial Statements


                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands except share data)


                                                           April 30,    July 31,
                                                             2000         1999
                                                           ---------    --------
ASSETS

  Cash and cash equivalents ............................   $  8,161     $ 12,734
  Residential inventories ..............................    136,816      130,502
  Excess of cost over net assets acquired, net .........      8,431        8,731
  Investment in joint ventures .........................      3,567        3,876
  Other ................................................     12,374       11,612
                                                           --------     --------
    Total Assets .......................................   $169,349     $167,455
                                                           ========     ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Notes and loans payable ..............................   $ 61,967     $ 59,526
  Trade accounts payable ...............................     19,585       24,568
  Income taxes .........................................      1,958        3,986
  Other ................................................      8,383       10,426
                                                           --------     --------
    Total liabilities ..................................     91,893       98,506

Shareholders' Equity
  Common stock
  15,000,000 shares voting common stock authorized,
    $.01 par value, 7,784,713 and 7,949,013 issued
    and outstanding ....................................         78           79
  1,100,000 shares non-voting common stock authorized,
    $.01 par value, 0 shares issued and outstanding ....         --           --
  Additional paid-in capital ...........................     34,569       35,178
  Retained earnings ....................................     42,809       33,692
                                                           --------     --------
    Total shareholders' equity .........................     77,456       68,949
                                                           --------     --------

    Total Liabilities and Shareholders' Equity .........   $169,349     $167,455
                                                           ========     ========





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                        (in thousands except share data)



                                              Three Months Ended      Nine Months Ended
                                                  April 30,               April 30,
                                            ---------------------   ---------------------
                                               2000        1999        2000        1999
                                            ---------   ---------   ---------   ---------
Revenues

  Homebuilding ...........................   $116,114     $87,720    $294,772    $226,188
  Land sales .............................      2,854         649       3,541       3,721
  Other income ...........................      1,694       1,028       4,095       2,877
                                             --------     -------    --------    --------
    Total revenues .......................    120,662      89,397     302,408     232,786

Expenses

  Cost of sales -- homebuilding ..........     93,753      70,568     237,342     183,321
  Cost of sales -- land ..................      2,854         634       3,519       3,544
  Selling, general and administrative ....     15,372      11,098      40,338      30,095
  Interest ...............................      1,865       1,827       4,981       4,897
  Financing fees .........................        227         203         661         601
  Amortization and depreciation expense ..        162         104         560         308
                                             --------     -------    --------    --------
    Total expenses .......................    114,233      84,434     287,401     222,766
                                             --------     -------    --------    --------

Earnings before income taxes .............      6,429       4,963      15,007      10,020

  Income tax expense .....................      2,592       1,916       5,890       3,865
                                             --------     -------    --------    --------

Net earnings .............................   $  3,837     $ 3,047    $  9,117    $  6,155
                                             ========     =======    ========    ========
Earnings per common share

  Basic ..................................      $0.49       $0.38       $1.16       $0.77
                                                =====       =====       =====       =====
  Diluted ................................      $0.48       $0.37       $1.13       $0.75
                                                =====       =====       =====       =====
Weighted average common shares

  Basic ..................................  7,833,524   7,942,763   7,890,166   7,942,763
                                            =========   =========   =========   =========
  Diluted ................................  8,004,822   8,201,001   8,093,960   8,184,884
                                            =========   =========   =========   =========





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        Nine Months Ended April 30, 2000
                                   (Unaudited)
                                 (in thousands)


                                     Common Stock       Additional                  Total
                                  -------------------     Paid-in    Retained   Shareholders'
                                  Voting   Non-voting     Capital    Earnings      Equity
                                  ------   ----------   ----------   --------   -------------
Balance, August 1, 1999 ........   $ 79       $  0        $35,178     $33,692      $68,949

Purchase and retirement of
 Company stock .................     (1)        --           (894)         --         (895)

Deferred compensation plan .....     --         --            285          --          285

Net earnings ...................     --         --             --       9,117        9,117
                                   ----       ----        -------     -------      -------
Balance, April 30, 2000 ........   $ 78       $  0        $34,569     $42,809      $77,456
                                   ====       ====        =======     =======      =======





See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                             Nine Months Ended
                                                                 April 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Cash flows from operating activities:
  Net earnings .........................................   $  9,117    $  6,155
  Adjustments to reconcile net earnings to
    net cash used in operating activities:
      Amortization and depreciation ....................        560         308
  Changes in assets and liabilities:
      Residential inventories ..........................     (6,314)    (13,567)
      Other assets .....................................       (384)     (3,071)
      Trade accounts payable ...........................     (4,983)     (2,216)
      Income taxes .....................................     (2,028)        (92)
      Other liabilities ................................     (2,043)      1,981
      Deferred compensation liability ..................        285          --
                                                           --------    --------
        Net cash used in operating activities ..........     (5,790)    (10,502)

Cash flows from investing activities:
  Purchases of property and equipment, net of disposals        (328)       (226)
  Purchase of Breland Homes' assets, net ...............         --      (5,272)
                                                           --------    --------
        Net cash used in investing activities ..........       (328)     (5,498)

Cash flows from financing activities:
  Proceeds from notes and loans payable ................    208,883     159,813
  Repayments of notes and loans payable ................   (206,443)   (144,452)
  Purchase and retirement of Company stock .............       (895)         --
                                                           --------    --------
        Net cash provided by financing activities ......      1,545      15,361

Net decrease in cash and cash equivalents ..............     (4,573)       (639)

Cash and cash equivalents, beginning of period .........     12,734      10,321
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $  8,161    $  9,682
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

     The Company is principally engaged in the business of construction and sale of residential housing. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended July 31, 1999. Operating results for the three and nine months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.


2.   Shareholders' Equity

     Common Stock. The Company has 7,784,713 shares of common stock outstanding at April 30, 2000 all of which are voting shares. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock.

     Deferred Compensation Incentive Plan. Effective as of July 31, 1999, the Company adopted a Deferred Compensation Incentive Plan ("Plan") for certain key employees who may elect to defer a portion of their future compensation. The Company will match the lesser of 20% of the amount deferred or $20,000, with the match subject to a five-year vesting schedule. The Plan will be funded by the purchase of the Company's common stock. The Company will retire any Company stock acquired by the Plan and the future issuance of the same number of shares will be from newly issued shares. During the nine months ended April 30, 2000, 60,000 shares were acquired by the Plan. As a result of this transaction, Additional Paid-in Capital was reduced as follows (in thousands):

     Stock purchase price ...............................   $ 326
     Decrease in deferred compensation liability ........    (285)
                                                            -----
     Net decrease in Additional Paid-in Capital .........   $  41
                                                            =====

     Stock Repurchase Program. In January 2000, the board of directors adopted a stock repurchase program for up to 800,000 shares of the Company's common stock. The shares will be repurchased in the open market or in block trades and purchases will be dependent on market conditions. Shares repurchased will be retired or used to meet the Company's current employee benefit plan obligations. During the quarter ended April 30, 2000, 104,300 shares were repurchased for $569,000. As a result of this transaction, Shareholders' Equity was reduced as follows (in thousands):

     Common Stock .......................................   $   1
     Additional Paid-In Capital .........................     568
                                                            -----
     Net decrease in Shareholders' Equity ...............   $ 569
                                                            =====

3.   Earnings Per Share

     Basic earnings per common share are based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share are based on the weighted average number of shares of common stock outstanding plus equivalent shares relating to stock options outstanding.


4.   Notes and Loans Payable

     Notes and loans payable consist of the following:

                                                April 30, 2000    July 31, 1999
                                                --------------    -------------
                                                         (in thousands)
     Senior Notes ...........................       $14,333           $28,667
     Revolving Credit Facilities ............        44,756            27,639
     Land Acquisition and Other .............         2,878             3,220
                                                    -------           -------
                                                    $61,967           $59,526
                                                    =======           =======

     Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of unsecured Senior Notes. Two series of Senior Notes were issued:
$30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4% (8.68% at April 30, 2000), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Beginning April 1998, interest became payable on a quarterly basis for both series of Senior Notes. Principal repayments are due in three equal annual installments commencing in October 1998 and continuing to October 2000. The scheduled principal repayments of $14,333,333 were made in October 1998 and October 1999.

     Revolving Credit Facilities. At April 30, 2000, the Company had two secured credit facilities totaling $133 million to fund land acquisition, home construction, letters of credit, and principal repayments on its Senior Notes. In September 1999, the Company increased the credit availability under one of the facilities to $120 million from $70 million. The new credit facility is comprised of a $100 million revolving loan with a maturity date (which may be extended) of October 30, 2001, and a $20 million, term loan with an initial maturity of 2 years plus three one-year extension options. $14.3 million of the term loan was used in October 1999 for a principal repayment of the Company's Senior Notes. The remaining $5.7 million will be used to repay a portion of the Senior Notes repayment due in October 2000. Principal repayments of $2 million are due semi-annually beginning in April 2000. The first scheduled principal repayment of $2 million was made in April 2000. The other credit facility consists of a $15 million revolving loan with a maturity date (which may be extended) of April 19, 2001. At April 30, 2000, $44.8 million was outstanding under both facilities. Borrowings under the facilities bear interest at 30 day LIBOR (6.29% at April 30, 2000) plus 1.75% for the revolving credit facilities and 2.85% for the term loan.

     Land Acquisition Loans and Others. The Company has loans with various land sellers and lenders for the acquisition of land and equipment which bear interest at fixed rates ranging from 4.0% to 10.0% or variable rates of prime to prime plus 0.5% and are collateralized by the related inventory.


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

                                                            Three Months Ended
                                       ------------------------------------------------------------
                                       April 30,   July 31,   October 31,   January 31,   April 30,
                                         1999        1999        1999          2000         2000
                                       ---------   --------   -----------   -----------   ---------
                                                          (dollars in thousands)
Selected Operating Data (Consolidated)
--------------------------------------
Revenues -- homebuilding ............  $ 87,720    $127,541    $ 85,889      $ 92,769     $116,114
Number of homes delivered ...........       533         757         483           500          605
Number of net new orders ............       836         531         587           526          902
Number of homes in backlog ..........     1,234       1,008       1,112         1,138        1,435
Sales value of backlog ..............  $229,570    $197,135    $219,846      $225,880     $275,066


Geographic Breakdown of Operations

     Set forth below is information for the Company's operations by geographic markets:

                                         Three Months Ended    Nine Months Ended
                                              April 30,            April 30,
                                         ------------------    -----------------
     Net New Orders                        2000      1999       2000       1999
     --------------                      --------  --------    ------     ------
     Consolidated:
     Maryland .........................     259       226         598       487
     Virginia .........................     260       258         590       489
     North Carolina ...................     257       242         547       530
     Tennessee ........................      40        53          98       114
     Pennsylvania .....................      10        14          34        35
     Alabama(1) .......................      46        31          75        31
     Mississippi(1) ...................      30        12          73        12
                                           ----      ----       -----     -----
       Total Consolidated ..............    902       836       2,015     1,698
     Unconsolidated Joint Venture:
     Active Adult (2) .................      45        --          45        --
                                           ----      ----       -----     -----
       Total ..........................     947       836       2,060     1,698
                                           ====      ====       =====      ====


                                         Three Months Ended    Nine Months Ended
                                              April 30,            April 30,
                                         ------------------    -----------------
     Homes Delivered                       2000      1999       2000       1999
     ---------------                     --------  --------    ------     ------
     Consolidated:
     Maryland .........................     167       164        426        405
     Virginia .........................     202        89        469        262
     North Carolina ...................     160       195        434        529
     Tennessee ........................      27        32         82         88
     Pennsylvania .....................       8        19         34         49
     Alabama(1) .......................      23        21         81         21
     Mississippi(1) ...................      18        13         62         13
                                           ----      ----       -----     -----
       Total Consolidated ..............    605       533       1,588     1,367
     Unconsolidated Joint Venture:
     Active Adult (2) .................       7        --           7        --
                                           ----      ----       -----     -----
       Total ..........................     612       533       1,595     1,367
                                           ====      ====       =====     =====


     (1) Homebuilding operations for Alabama and Mississippi were acquired in March 1999.

     (2) Includes 100% of the activity in a 50% owned active adult community in Raleigh, North Carolina. The joint venture was formed in 1998 with US Home to develop primarily age-restricted communities. The Company's interest is accounted for under the equity method of accounting.

                                              April 30,
                                         ------------------
     Backlog of Sold Homes                 2000      1999
     ---------------------               --------  --------
     Consolidated:
     Maryland .........................     415       322
     Virginia .........................     508       403
     North Carolina ...................     352       329
     Tennessee ........................      64        68
     Pennsylvania .....................      17        21
     Alabama(1) .......................      44        56
     Mississippi(1) ...................      35        35
                                          -----     -----
       Total Consolidated ..............  1,435     1,234
     Unconsolidated Joint Venture:
     Active Adult (2) .................      38        --
                                          -----     -----
       Total ..........................   1,473     1,234
                                          =====     =====


     (1) Homebuilding operations for Alabama and Mississippi were acquired in March 1999.

     (2) Includes 100% of the activity in a 50% owned active adult community in Raleigh, North Carolina. The joint venture was formed in 1998 with US Home to develop primarily age-restricted communities. The Company's interest is accounted for under the equity method of accounting.


Results of Operations

Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

    Total revenues increased 35.0% to $120.7 million during the three months ended April 30, 2000 compared to $89.4 million during the three-month period ended April 30, 1999 as the number of homes delivered from consolidated operations increased to 605 in the third quarter of fiscal 2000 from 533 homes in the third quarter of fiscal 1999. The increased levels of revenues and deliveries are attributable to strong housing demand resulting from a generally strong economy. The average sales price of homes delivered from consolidated operations increased to $191,900 for the third quarter of fiscal 2000 from $164,600 for the third quarter of fiscal 1999. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

     Revenues from land sales were $2.9 million for the three months ended April 30, 2000 compared to $649,000 during the same three-month period in fiscal 1999. Included in this year's third quarter revenue and cost of sales from land sales is $2.7 million from the sale of a multi-family land parcel. This sale is in line with the Company's strategy to reallocate capital to markets and/or properties with the greatest potential return. There was no gross profit from land sales in the three months ended April 30, 2000 compared to $15,000 in the same three-month period in fiscal 1999.

     Other income increased $666,000 to $1.7 million during the three months ended April 30, 2000 as compared to $1.0 million in the same three-month period in fiscal 1999. The increase is primarily due to increased income from mortgage origination activity.

     Gross profit as a percentage of revenues from homes delivered decreased to 19.3% during the three months ended April 30, 2000 compared to 19.6% during the same three-month period in fiscal 1999. The decrease reflects cost increases in the Maryland and Virginia markets.

     Selling, general and administrative expenses increased $4.3 million to $15.4 million during the three-month period ended April 30, 2000, compared to $11.1 million in the same three-month period in fiscal 1999. Selling, general and administrative expenses increased as a percentage of homebuilding revenue to

13.2% in the three-month period ended April 30, 2000, compared to 12.7% for the same period in fiscal 1999. The increase is attributable to variable costs related to the 35.0% increase in revenues, expansion of mortgage operations and an increase in active communities to 87 from 81 a year ago.

     Interest and financing fees increased to $2.1 million during the three months ended April 30, 2000 as compared to $2.0 million in the same three-month period in fiscal 1999. However, due to the increased volume, interest and financing fees as a percent of homebuilding revenues decreased to 1.8% in the three months ended April 30, 2000 from 2.3% in the third quarter of fiscal 1999.


Nine Months Ended April 30, 2000 Compared to Nine Months Ended April 30, 1999

     Total revenues increased $69.6 million (29.9%) to $302.4 million during the nine months ended April 30, 2000 compared to $232.8 million during the nine-month period ended April 30, 1999. The number of homes delivered from consolidated operations increased 16.2% to 1,588 homes in the first nine months of fiscal 2000 from 1,367 homes in the first nine months of fiscal 1999. The average sale price of homes delivered from consolidated operations increased to $185,500 in the first nine months of fiscal 2000 from $165,500 in the first nine months of fiscal 1999. Changes in average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

     Revenues and gross profit from land sales were $3.5 million and $22,000, respectively, for the nine-month period ended April 30, 2000 compared to $3.7 million and $177,000 during the nine-month period in fiscal 1999.

     Gross profit as a percentage of revenues from homes delivered increased to 19.5% during the nine-month period ended April 30, 2000 compared to 19.0% during the nine-month period ended April 30, 1999. The increase in gross profit margins is due to price increases in the first six months of the year.

     Selling, general and administrative expenses increased $10.2 million to $40.3 million during the nine-month period ended April 30, 2000 as compared to $30.1 million for the same nine-month period in fiscal 1999. Selling, general and administrative expenses as a percentage of homebuilding revenues increased from 13.3% for the nine months ended April 30, 1999 to 13.7% for the same fiscal period in 2000. The increase is attributable to variable costs related to the 29.9% increase in revenues, the previously mentioned expenses associated with the expansion of the mortgage operations and increase in active communities.

     Interest and financing fees increased to $5.6 million in the nine months ended April 30, 2000 as compared to $5.5 million for the same period in fiscal 1999. However, due to the increased volume, interest and financing fees as a percent of homebuilding revenues decreased to 1.9% in the nine months ended April 30, 2000 from 2.4% in the same fiscal period of 1999.


Capital Resources and Liquidity

     Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

     At April 30, 2000, the Company had cash and cash equivalents of $8.2 million of which $758,000 was restricted to collateralize customer deposits and other escrows. The remaining $7.4 million was available to the Company.

     The Company had $150.2 million in borrowing capacity from various lending institutions and land sellers of which $62.0 million was outstanding at April 30, 2000.

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


Forward Looking Statements

     This Form 10-Q report contains statements, which may be construed as "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, achievements or industry results, to vary materially from predicted results, performance, achievements or those of the industry. Such risks, uncertainties and other factors include, but are not limited to, change in general economic conditions, fluctuations in interest rates, increases in cost of and availability of materials, supplies and labor and general competitive conditions.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk from changes in interest rates. Adverse changes in interest rates can have a material effect on the Company's operations.

     At April 30, 2000, the Company had $62.0 million of debt outstanding of which $12.1 million bears fixed interest rates. If the interest rate charged to the Company on its variable rate debt were to increase significantly, the effect could be materially adverse to future operations.

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


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K

          The registrant did not file any reports on Form 8-K during the quarter ended April 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WASHINGTON HOMES, INC.
                                        (Registrant)



Date: June 14, 2000                     By: /s/ Geaton A. DeCesaris, Jr.
                                            ---------------------------------
                                            Geaton A. DeCesaris, Jr.
                                            Chairman of the Board, President,
                                            and Chief Executive Officer



Date: June 14, 2000                     By: /s/ Clayton W. Miller
                                            ---------------------------------
                                            Clayton W. Miller
                                            Principal Accounting Officer