Form 10-K
period 2000-07-31
WASHINGTON HOMES INC
filed 2000-10-12
CIK 104834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

     On  September  20,  2000,  the  aggregate  market  value of the  voting and
non-voting   common  stock  held  by   non-affiliates   of  the  registrant  was
approximately $33,827,634.

     Number of shares of each of the registrant's classes of common stock outstanding at September 20, 2000:

         Class                                                Number of Shares
         -----                                                ----------------
Common Stock (voting), $.01 par value                              8,129,461
Common Stock (non-voting), $.01 par value                              -0-

DOCUMENTS INCORPORATED BY REFERENCE:
None

                             WASHINGTON HOMES, INC.
                                FORM 10-K REPORT

                                TABLE OF CONTENTS

PART I.                                                                         PAGE
                                                                                ----
     Item 1.  Business                                                            3
     Item 2.  Properties                                                          9
     Item 3.  Legal Proceedings                                                   9
     Item 4.  Submission of Matters to a Vote of Security Holders                 9
              Executive Officers                                                  9

PART II.
     Item 5.  Market for Registrant's Common Equity and Related Stockholder       10
              Matters
     Item 6.  Selected Financial Data                                             11
     Item 7.  Management's Discussion and Analysis of Financial Condition and     11
              Results of Operations
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk          15
     Item 8.  Financial Statements and Supplementary Data                         16
     Item 9.  Changes in or Disagreements with Accountants on Accounting and      30
              Financial Disclosure

PART III.
     Item 10. Directors and Executive Officers of the Registrant                  31
     Item 11. Executive Compensation                                              32
     Item 12. Security Ownership of Certain Beneficial Owners and Management      37
     Item 13. Certain Relationships and Related Transactions                      39

PART IV.
     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     40

SIGNATURES                                                                        42

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

                                     PART I

Item 1. Business

General

     Washington Homes, Inc. designs, builds and markets single-family detached homes, townhomes and condominium homes in the metropolitan areas of Washington, DC-Baltimore, Maryland; Greensboro, Raleigh and Charlotte, North Carolina; Nashville, Tennessee; Pittsburgh, Pennsylvania; Huntsville, Alabama and the Mississippi Gulf Coast. The Company commenced operations in 1965 and entered the Raleigh and Greensboro, North Carolina markets through an acquisition effective as of May 1, 1994. During fiscal year 1996, the Company began operating in Charlotte, North Carolina and Nashville, Tennessee and expanded operations in Pittsburgh, Pennsylvania. During fiscal year 1999, the Company entered the
Huntsville, Alabama and the Mississippi Gulf Coast markets through an acquisition effective as of March 1, 1999. The Company operates under the name "Washington Homes" in Maryland, Virginia and Pennsylvania and as "Westminster Homes" in North Carolina, Tennessee, Alabama and Mississippi.

     The Company's marketing efforts target consumers ranging from first time homebuyers to retirees. During the five years ended July 31, 2000 the Company delivered 8,497 homes and currently offers homes for sale in 82 communities at base sales prices ranging from $70,000 to $500,000. 2,517 homes were delivered during the fiscal year ended July 31, 2000 generating homebuilding revenues of $459.3 million of which 25 were delivered by a joint venture with another builder. The average selling price of homes delivered by the Company during fiscal year 2000, excluding the joint venture, was approximately $184,300. At July 31, 2000, there was a backlog of 1,062 homes under contract with a sales value of $215.5 million including 32 homes with a sales value of $6.2 million from the joint venture.

     Washington Homes, Inc. was incorporated in the State of Maryland in 1965. The terms "Company" and "WHI" as used in this report refer to Washington Homes, Inc. and its subsidiaries unless defined otherwise. The Company's principal executive offices are located at 1802 Brightseat Road, Landover, Maryland 20785-4235, and its telephone number is (301) 772-8900.

Recent Developments

     On August 28, 2000, the Company entered into an agreement and plan of merger with Hovnanian Enterprises, Inc. ("Hovnanian") pursuant to which the Company will merge with and into WHI Holding Company, Inc. a wholly owned subsidiary of Hovnanian. In the transaction, WHI shareholders will receive $10.08 in cash or 1.39 shares of Hovnanian class A common stock or a combination of both for each share of WHI common stock held. The transaction, which is subject to shareholder and regulatory approval, is expected to close by January 2001.

Products

     The Company builds homes designed by its personnel with assistance from outside architectural firms. It strives to create a diversity of architectural styles in each residential community, providing exterior and interior design options for homes with the same basic floor plans that are intended to appeal to a broad range of potential buyers and respond to changes in the market place.

     Each residential community offers several home plans, with the opportunity to select various exterior styles. The Company develops new designs to replace or augment existing ones as part of its continuing efforts to assure that its homes are responsive to current consumer preferences.

     The range of base sales prices and home sizes for the Company's homes as of July 31, 2000 was as follows:

                                Base Sales Price           Range of Sizes
                                ----------------           --------------
Single-family detached homes   $75,000 - $500,000       1,000 to 4,500 sq. ft.
Townhomes                      $97,000 - $250,000       1,050 to 2,500 sq. ft.
Condominiums                   $70,000 - $105,000         600 to 1,400 sq. ft.

     In all of WHI's communities, certain options, including fireplaces, finished basements, brick fronts, expanded rooms, upgraded appliances, upgraded carpet and premium lot locations, are available to the purchaser for an additional charge.

     The following table sets forth a breakdown of the Company's deliveries by housing type in each of the last three years:

                                                                            Years Ended July 31,
                                ---------------------------------------------------------------------------------------------------
                                              2000                                1999                            1998
                                -------------------------------     -----------------------------      ----------------------------
                                                                      (dollars in thousands)
                                  Homes          %       Amount      Homes          %      Amount       Homes       %       Amount
                                  -----        -----     ------      -----        -----    ------       -----     -----     ------
Single-family
detached homes ..............      1,741         69.2   $343,472       1,519       71.5   $271,376         990     66.9    $170,139
Townhomes ...................        671         26.7    107,546         571       26.9     78,971         420     28.4      56,054
Condominiums ................         80          3.2      8,260          34        1.6      3,382          69      4.7       6,918
                                --------    ---------   --------    --------      -----   --------    --------    -----    --------
     Subtotal ...............      2,492         99.1    459,278       2,124      100.0    353,729       1,479    100.0     233,111
Joint Venture-
Active Adult
Single-family
detached homes ..............          7          0.3      1,447          --         --         --          --       --          --
Townhomes ...................         18          0.6      2,893          --         --         --          --       --          --
                                --------    ---------   --------    --------      -----   --------    --------    -----    --------
     Total ..................      2,517        100.0   $463,618       2,124      100.0   $353,729       1,479    100.0    $233,111
                                ========    =========   ========    ========      =====   ========    ========    =====    ========


     During fiscal 1997, the Company decided to phase out its condominium operations and has not subsequently added any new condominium communities. Activity is the result of building out previously established communities.

Organization

     The   Company's   homebuilding   operations   are   organized   into   nine
geographically based homebuilding divisions grouped into three operating regions. Division offices for the Mid-Atlantic region are maintained in Landover, Maryland; Chantilly, Virginia and Upper St. Clair, Pennsylvania. Division offices for the Southeast region are maintained in Cary, Charlotte and Greensboro, North Carolina. Division offices for the Mid-South region are maintained in Brentwood, Tennessee; Madison, Alabama and Ocean Springs, Mississippi. Corporate headquarters are located in Landover, Maryland.

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

     Sales and building activities are managed at each community by a sales representative and a superintendent. The sales representative is responsible for implementing the Company's marketing programs and for follow-through with customers, from contract signing and loan application to delivery. The superintendent coordinates the work of subcontractors and is responsible for quality control and delivery of the finished product in a timely manner.

Residential Developments

     As of July 31, 2000, the Company controlled over 10,000 homesites, as follows:

                                                                      Lots Owned
                           Comunities in Which                  -----------------------
                           Homes are Currently     Total        Finished    Lots Under       Lots Under
Market                       Offered For Sale       Lots          Lots      Development        Option
------                       ----------------       ----          ----      -----------        ------
Maryland                            15             1,666           351            517            798
Virginia                            13             2,403           236            106          2,061
Pennsylvania                         3               313            25             15            273
                                    --             -----           ---            ---          -----
  Mid-Atlantic Region               31             4,382           612            638          3,132

Raleigh                              8               891           140             --            751
Greensboro                          11             1,423           281            325            817
Charlotte                           10             1,156           105             --          1,051
                                    --             -----           ---             --          -----
   Southeast Region                 29             3,470           526            325          2,619

Tennessee                            8               939           119             --            820
Alabama                              8             1,123           265             --            858
Mississippi                          6               530           118             --            412
                                    --             -----         -----            ---          -----
    Mid-South Region                22             2,592           502             --          2,090

Combined Total                      82            10,444         1,640            963          7,841
                                    ==            ======         =====            ===          =====


Operations

Land Acquisition and Development

     The Company builds homes on building lots which it either acquires as finished lots from developers or which it develops itself. At July 31, 2000, the Company owned or held options for 10,444 building lots.

     The Company's general strategy is to purchase, to the extent feasible, finished building lots through land acquisition option contracts which provide the maximum degree of flexibility for the timing of land purchases and minimize the Company's investment outlay. Through the utilization of land acquisition option contracts, the Company purchases the right, but not the obligation, to buy a large number of building lots from a land developer. The options allow the Company to purchase building lots on a takedown schedule commensurate with anticipated home sales. As a result, the Company generally does not purchase the building lot until the building lot can be utilized in its construction schedule. The purchase agreements generally limit the Company's financial exposure to amounts placed with property sellers as deposits. Although option contracts generally contain predetermined lot takedown schedules and price escalation provisions, the Company believes use of such contracts significantly reduces risk since the Company is able to minimize its investment in land and limit its exposure to debt financing. At July 31, 2000, the Company owned 1,640 finished lots and had under option 7,841 homebuilding lots for which it had posted deposits of approximately $9.2 million in the form of cash, letters of credit and promissory notes.

     The Company also develops land for its own residential operations, and 597 or 23.7% of the homes delivered in fiscal 2000 were built on land developed by the Company. As of July 31, 2000, the Company owned 963 residential lots in 16 communities which were in the process of land development. All communities have obtained the required zoning and public approvals and, with two exceptions, have physical construction underway. The Company does not buy land for the purpose of speculation.

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

    In its land development operations, the Company employs experienced supervisory personnel who deal directly with independent engineers and consultants for land and site planning, obtaining governmental and environmental approvals, and constructing on- and off-site improvements where necessary (such as roads, water, sewers, storm drainage and other public facilities and amenities). Actual development work is performed by independent contractors, utility companies and/or local governmental water and sewer agencies.

Marketing

     Generally, a sales office, which is staffed by a Company sales representative, is located in each community. In addition, a significant portion of sales are derived from the introduction of customers to the Company's communities by local independent real estate brokers. The Company maintains an extensive broker co-op program. The Company's sales personnel are compensated with salary and/or incentive compensation and are trained by the Company. Sales personnel attend weekly meetings for updates on financing availability, construction schedules, new land acquisitions, and marketing and advertising plans. The concentration of the Company's communities allows the Company to employ sales personnel on a long-term basis, rather than a single community basis, which management believes results in reduced training costs and a more motivated sales force with extensive knowledge of the Company's operating policies and housing products.

     The Company utilizes model home presentations (generally one per community) as an integral part of the Company's marketing program. In addition, the Company advertises in newspapers, local and regional publications, on radio, as well as on billboards and roadside signage. The Company has established an internet site to provide customers with information on products, communities and base prices.

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

     The Company has established new home design centers in Bowie, Maryland; Chantilly, Virginia; Greensboro, North Carolina; Huntsville, Alabama and Ocean Springs, Mississippi for the marketing of options available on the Company's homes. These centers provide for centralized option selection to enhance homes on order. The Company intends to expand this concept to other divisions in fiscal 2001.

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

Financing for Customers

    The Company builds, markets and prices its homes under the guidelines and specifications of the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"), in order to afford its prospective purchasers the added benefits of FHA insured and VA guaranteed mortgages. In some areas on occasion, the Company has obtained lower than market interest rate financing for purchasers of its homes through state or county bond programs. The Company also assists its homebuyers in obtaining conventional mortgage financing, generally following the guidelines established by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie
Mac).

     In fiscal 1993, the Company established Homebuyer's Mortgage, Inc. ("Homebuyer's") as a subsidiary to provide residential mortgage services to the Company's customers and others. Homebuyer's primarily processes mortgage applications with underwriting and funding provided by independent wholesale lenders. In fiscal 2000, Homebuyer's closed 1,831 loans totaling $298.1 million in permanent residential financing compared to 1,406 loans totaling $210.6 million the previous fiscal year. The Company's capture rate (the percentage of Washington Homes' homebuyers using the Company's mortgage services) increased to 71% from 60% the previous fiscal year.

     During fiscal 2000, the homebuilding industry experienced somewhat higher interest rates than those experienced in recent years. There can be no assurance that a favorable interest rate environment or that government programs providing assistance for homebuyers will continue in the future.

     The following table summarizes certain mortgage operating information (dollars in thousands) for Homebuyer's Mortgage, Inc.:

                                                     Years Ended July 31,
                                             -----------------------------------
                                               2000         1999          1998
                                               ----         ----          ----
Number of loans originated ..............       1,831        1,406          898
Average amount of loan originated .......    $    163     $    150     $    136
Total amount of loans originated ........    $298,100     $210,605     $121,920
Capture Rate ............................          71%          60%          55%


Other Services

     Through various joint ventures, the Company provides title insurance agency services in Maryland, Virginia and Tennessee and other insurance agency services in Maryland and Virginia.

Financial Information about Segments

     The Company operates in two business segments, homebuilding and financial services. Financial services include the operations of Homebuyer's Mortgage, Inc. and the title insurance agency joint ventures. For financial information for each of the last three years concerning the Company's business segments, see
Note 9 to the Consolidated Financial Statements set forth in Item 8.

Regulation

     The Company is subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular environmental laws, which apply to any given community, vary greatly according to the community site, the environmental condition of the site and the present and former uses of the site. These environmental laws may result in delays, cause the Company to incur compliance and other costs and prohibit or restrict development in certain environmentally sensitive regions or areas. Prior to consummating the purchase of land, the Company requires independent environmental engineers to evaluate such land for the presence of wetlands and hazardous or toxic materials, wastes or substances. The Company has not been materially affected to date by the presence or potential presence of such conditions.

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

     When developing land, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. To date, the governmental approval process and restrictive zoning and moratoria have not had material adverse effect on the Company's development activities nor does the Company currently have any lots that cannot be developed due to local or federal regulatory restrictions. There is no assurance, however, that these or other restrictions will not adversely affect the Company in the future.

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

     The housing industry is cyclical and affected generally by consumer confidence levels, prevailing economic conditions and particularly by interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof; changes in costs associated with home ownership, such as increases in property taxes and energy costs; changes in consumer preferences; demographic trends and the availability of and changes in mortgage financing programs.

Bonds, Warranties and Other Obligations

     The Company is frequently required, in conjunction with the development of its communities, to obtain performance or maintenance bonds to ensure completion of the Company's development obligations. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities. To date, the Company has fulfilled its development obligations. Should the Company fail to build required improvements and the bonds backing such obligations were called, the Company would be obligated to reimburse the issuing surety company or bank. The Company's financial exposure in this regard is reduced as improvements are completed and bonds released. At July 31, 2000, the Company had approximately $15.2 million in letters of credit and surety bonds outstanding.

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

Employees

     At July 31, 2000, the Company employed 531 full time personnel of whom 94 were sales and marketing personnel, 178 were executive, administrative and clerical personnel and 259 were involved in construction. Although none of the Company's employees are covered by collective bargaining agreements, certain of the independent contractors which the Company engages employ personnel who may be represented by labor unions or may be subject to collective bargaining agreements. The Company believes that its relations with its employees and independent contractors are good.

Joint Ventures

     The Company participates in various joint ventures formed to develop residential land into finished building lots for sale to the Company and other homebuilders utilizing non-recourse acquisition and development loans. In addition, during fiscal year 1999 the Company formed a joint venture with US Home Corporation to construct and market active adult housing in the Raleigh, North Carolina market. During fiscal 1999 and 2000, the Company entered into several joint venture agreements with a local real estate developer to develop residential building lots for the Huntsville, Alabama and Mississippi Gulf Coast markets.

     The Company has a series of joint ventures that are utilized to provide title services and provide insurance to its homebuyers.

     The Company's interest in the joint ventures' operating results has not been significant to date. The Company expects to continue to evaluate potential joint ventures and other strategic alliances as part of its operations.

Item 2. Properties

     The Company leases over 24,000 square feet of office space from Citadel Land, Inc. for its corporate headquarters and offices for certain of its divisions and subsidiaries in a six-story office building located in Landover, Maryland pursuant to a lease expiring in January 2008.

     During the fiscal year ended July 31, 2000, the Company paid Citadel Land, Inc. approximately $554,000 in rentals. Citadel Land, Inc. is a company beneficially owned by various members of the family of Geaton A. DeCesaris, Jr., Chairman of the Board of the Company.

     The Company also leases office space for division offices in Chantilly, Virginia; Charlotte, Cary and Greensboro, North Carolina; Brentwood, Tennessee; Upper St. Clair, Pennsylvania; Madison, Alabama and Ocean Springs, Mississippi.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the period from May 1, 2000 to July 31, 2000.

Executive Officers

     The executive officers of the Company are as follows:


Name                               Age    Positions with Company
----                               ---    ----------------------
Geaton A. DeCesaris, Jr.           45     Chairman of the Board, President, Chief Executive Officer
Thomas J. Pellerito                53     President - Homebuilding Operations, Chief Operating Officer
Christopher Spendley               41     Senior Vice President, Chief Financial Officer, Secretary
Clayton W. Miller                  49     Senior Vice President, Chief Accounting Officer, Treasurer
Paul C. Sukalo                     49     Senior Vice President - Construction


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

     Thomas J. Pellerito has served as President-Homebuilding Operations and Chief Operating Officer since July 1997 and a Director since November 1998.
Prior thereto from 1985 to July 1997 he was President of Richmond American Homes, the Northern Virginia-based subsidiary of a national homebuilder. Mr. Pellerito has over 20 years experience in residential construction and related services.

     Christopher Spendley has served as Senior Vice President and Chief Financial Officer since September 1996 and Secretary since September 1997. Prior thereto Mr. Spendley was with Ryland Homes, a subsidiary of The Ryland Group, Inc. for 14 years where he served most recently as President of the Baltimore Division from February 1994 to August 1996 and Controller from 1983 to 1994. He has over 18 years of experience in real estate and finance.

     Clayton W. Miller has served as Senior Vice President since November 1989 and Chief Accounting Officer since September 1994 and Treasurer since November 1997. From November 1989 to September 1994, he served as Chief Financial Officer of the Company. Mr. Miller has over 21 years experience in finance and real estate development.

     Paul C. Sukalo has served as Senior Vice President and a Director of the Company since August 1988. Prior thereto, he was a general partner of Sonny DeCesaris and Sons Development Group from June 1985 to August 1988. He has over 20 years of related construction experience, principally in residential construction and related services. Mr. Sukalo is the brother-in-law of Geaton A. DeCesaris, Jr.

     Officers are appointed by the Board of Directors to serve at the pleasure of the Board. There are no arrangements or understandings with respect to the selection of executive officers.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

     The Company's common stock trades on the New York Stock Exchange under the symbol WHI.

     The high and low sale prices for the Company's common stock for each quarterly period within the last two fiscal years have been as follows:

               Fiscal 2000                              High           Low
               -----------                              ----           ---
      August 1 to October 31, 1999                     $7.13         $5.06
      November 1, 1999 to January 31, 2000              5.75          4.69
      February 1 to April 30, 2000                      6.00          5.00
      May 1 to July 31, 2000                            6.63          5.13

               Fiscal 1999                              High           Low
               -----------                              ----           ---
      August 1 to October 31, 1998                    $ 6.25        $ 4.00
      November 1, 1998 to January 31, 1999              6.50          4.63
      February 1 to April 30, 1999                      7.00          5.13
      May 1 to July 31, 1999                            8.38          6.00

(b) Holders

     On September 20, 2000, there were approximately 191 holders of record of the Company's common stock (voting).

(c) Dividends

     During fiscal 2000 and 1999, the Company did not pay any dividends on its common stock.

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

     The Company's agreement to merge with a subsidiary of Hovnanian prohibits the payment of dividends without the prior approval of Hovnanian. The Company does not anticipate paying dividends in the foreseeable future.

(d) Sales of Unregistered Securities

     During the fiscal year ended July 31, 2000, the registrant did not sell any securities which were not registered under the Securities Act of 1933.

Item 6. Selected Financial Data

                                                                      Years Ended July 31,
                                                     --------------------------------------------------------
(dollars in thousands, except share amounts)          2000        1999        1998       1997*        1996
--------------------------------------------          ----        ----        ----       -----        ----
Statement of Operations
Total revenues                                       $469,751    $362,733    $240,703    $217,459    $175,025
Gross profit                                           87,805      67,717      42,539      37,551      33,829
Earnings (loss) before interest, financing fees        31,234      24,710      11,801     (8,399)      11,240
and taxes *
Total interest and financing fees expense               7,224       7,356       5,793       5,836       4,771
Net earnings (loss) *                                  14,619      10,648       3,790    (13,289)       3,747
Earnings (loss) per common share - basic *               1.85        1.34        0.48      (1.67)        0.47
Earnings (loss) per common share - diluted *             1.80        1.30        0.48      (1.67)        0.47
Dividends per common share                                 --          --          --         --           --

Selected Operating Data
-----------------------
Number of homes delivered                              2,492        2,124       1,479       1,315      1,087
Number of net new orders                               2,514        2,229       1,709       1,305      1,127
Number of homes in backlog at end of period            1,030        1,008         821         591        601

Balance Sheet Data
------------------
Cash                                                 $14,317      $12,734     $10,324     $10,335    $15,384
Residential inventories                              130,573      130,502     115,249     114,228    125,033
Total assets                                         168,558      167,455     147,355     144,745    170,227
Notes and loans payable                               36,323       59,526      59,230      67,104     74,282
Shareholders' equity                                  82,955       68,949      58,270      54,480     67,769

-----------
* 1997 included an after-tax, non-cash charge of $15.8 million for the impairment of long-lived assets.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table presents certain information regarding the Company's operations for the last three fiscal years:

(dollars in thousands)                          2000          1999         1998
----------------------                          ----          ----         ----
Revenues:
   Homebuilding .........................     $459,278     $353,729     $233,111
   Land .................................        3,541        4,922        4,483
   Other ................................        6,932        4,082        3,109
                                              --------     --------     --------
   Total ................................     $469,751     $362,733     $240,703
                                              ========     ========     ========
Homes delivered .........................        2,492        2,124        1,479
Net new orders ..........................        2,514        2,229        1,709
Homes in backlog at end of period .......        1,030        1,008          821
Sales value of backlog ..................     $209,291     $197,135     $141,619


Annual Operating Cycle

        The homebuilding industry in general, and the operations of the Company, are seasonal in nature. The number of new sales contracts signed escalates from January through April, compared to the balance of the year. Deliveries peak in the fiscal quarter ended July 31, as a substantial portion of homes contracted during the fiscal quarter ended April 30 are delivered. Delivery volume is relatively constant during the remainder of the year. As a result of increased deliveries and reduced selling, general and administrative costs as a percent of revenues, net earnings are substantially greater in the fourth quarter, compared to the prior three quarters.

         The following table contains quarterly operating information for the Company's last two fiscal years and illustrates the annual operating cycle (dollars in thousands except per share amounts):


                                                 Three Months Ended
                                   ---------------------------------------------
                                   October 31,  January 31,  April 30,  July 31,
                                      1999         2000        2000       2000
                                      ----         ----        ----       ----
Number of homes delivered .......         483          500        605        904
Net new orders ..................         587          526        902        499
Total revenues ..................    $ 87,423     $ 94,323   $120,662   $167,343
Gross profit from homebuilding ..    $ 17,095     $ 17,974   $ 22,361   $ 30,353
Net earnings ....................    $  2,627     $  2,653   $  3,837   $  5,502
Basic earnings per share ........    $   0.33     $   0.33   $   0.49   $   0.70
Diluted earnings per share ......    $   0.32     $   0.33   $   0.48   $   0.67


                                                 Three Months Ended
                                   ---------------------------------------------
                                   October 31,  January 31,  April 30,  July 31,
                                      1998         1999        1999       1999
                                      ----         ----        ----       ----
Number of homes delivered .......         407          427        533        757
Net new orders ..................         430          432        836        531
Total revenues ..................    $ 69,128     $ 74,262   $ 89,397   $129,946
Gross profit from homebuilding ..    $ 12,319     $ 13,394   $ 17,152   $ 24,643
Net earnings ....................    $  1,269     $  1,839   $  3,047   $  4,493
Basic earnings per share ........    $   0.16     $   0.23   $   0.38   $   0.57
Diluted earnings per share ......    $   0.16     $   0.23   $   0.37   $   0.54

Geographic Concentration

     During the last three fiscal years the Company has built moderately priced, quality homes in the metropolitan areas of Washington, DC - Baltimore, Maryland; Raleigh, Greensboro, and Charlotte, North Carolina; Nashville, Tennessee and Pittsburgh, Pennsylvania. In fiscal 1999, the Company acquired the assets of a local homebuilder in the Huntsville, Alabama and the Mississippi Gulf Coast markets. Since the purchase of the assets in Alabama and Mississippi, the Company formed three operating regions: Mid-Atlantic (Maryland, Virginia and Pennsylvania), Southeast (North Carolina) and Mid-South (Tennessee, Alabama, and Mississippi). The following tables describe the Company's operations in each of its regions during the last three fiscal years:

NET NEW ORDERS                                 2000        1999        1998
--------------------------------------------------------------------------------
Mid-Atlantic                                  1,497       1,314         893
Southeast                                       727         666         703
Mid-South                                       290         249         113
Active Adult*                                    57          --          --
--------------------------------------------------------------------------------
   Total Net New Orders                       2,571       2,229       1,709
--------------------------------------------------------------------------------

HOMES DELIVERED                                2000        1999        1998
--------------------------------------------------------------------------------
Mid-Atlantic                                  1,463       1,118         832
Southeast                                       719         755         560
Mid-South                                       310         251          87
Active Adult*                                    25          --          --
--------------------------------------------------------------------------------
      Total Deliveries                        2,517       2,124       1,479
--------------------------------------------------------------------------------

BACKLOG OF HOMES
UNDER CONTRACT                                 2000        1999        1998
--------------------------------------------------------------------------------
 Mid-Atlantic                                   681         647         451
 Southeast                                      247         239         328
 Mid-South                                      102         122          42
 Active Adult*                                   32          --          --
--------------------------------------------------------------------------------
      Total Backlog                           1,062       1,008         821
--------------------------------------------------------------------------------

 ACTIVE COMMUNITIES                            2000        1999        1998
--------------------------------------------------------------------------------
 Mid-Atlantic                                    31          37          37
 Southeast                                       29          26          29
 Mid-South                                       22          19           6
 Active Adult*                                    1          --          --
--------------------------------------------------------------------------------
      Total Active Communities                   83          82          72
--------------------------------------------------------------------------------

* Includes 100% of the activity in a 50% owned active adult community in Raleigh, North Carolina. The joint venture was formed in 1998 with US Home Corporation to develop primarily age-restricted communities. The Company's interest in the joint venture is accounted for under the equity method of accounting.

Financial Services

     Financial services consist primarily of originating mortgages for the Company's homebuyers, as well as from third parties, and title insurance activities. During the fiscal year ended July 31, 2000, the mortgage operation segment provided revenue of $7.6 million, up 58% from $4.8 million in fiscal 1999 and up 162% from $2.9 million in fiscal 1998. The increase in revenues in 2000 from 1999 and 1998 was primarily due to increases in mortgage loan origination resulting from increased deliveries and an improved capture rate. The Company's financial services goals are to improve profitability by increasing the capture rate of providing mortgages for its homebuyers.

Year Ended July 31, 2000 Compared To Year Ended July 31, 1999

     Total revenues increased by 29.5% to $469.8 million in fiscal 2000 from $362.7 in fiscal 1999, as the number of homes delivered, excluding 25 active adult units, increased by 17.3% to 2,492 units from 2,124 units. The average sales price of homes delivered in fiscal 2000 increased 10.7% to $184,300 from $166,500 which has benefited from the Company's expansion of its single family product offering to include higher end and higher priced homes.

     The Company has offset cost related increases with price increases allowing gross profit margin as a percentage of homebuilding revenues to remain at 19.1% for fiscal years 2000, unchanged from fiscal year 1999.

     Selling, general and administrative expenses increased to $62.8 million in fiscal 2000 from $46.7 million in the prior year due to increased volume, higher operating costs in the Company's Mid-South region, start-up costs associated with four new design centers, and the growth of the Company's mortgage subsidiary. Selling, general and administrative expenses as a percentage of homebuilding revenues increased to 13.7% in fiscal 2000 from 13.2% in fiscal 1999.

     Interest and financing expenses decreased to $7.2 million in fiscal 2000 from $7.4 million in fiscal 1999. Interest and financing expenses as a percentage of homebuilding revenues decreased to 1.6% from 2.1% in fiscal 1999 due to increased volume and profitability which minimized debt levels and reduced interest costs.

     Gross profit from land sales was $22,000 on revenues of $3.5 million in fiscal 2000 compared to $209,000 on revenues of $4.9 million in fiscal 1999.

     Net earnings increased to $14.6 million in fiscal 2000 from $10.6 million in fiscal 1999. The increases in deliveries and financial services which resulted in the increased revenues and reduced interest related costs were major factors in the Company's improved earnings performance.

Year Ended July 31, 1999 Compared To Year Ended July 31, 1998

     Total revenues increased by 50.7% to $362.7 million in fiscal 1999 from $240.7 in fiscal 1998, as the number of homes delivered increased by 43.6% to 2,124 units from 1,479 units. The average sales price of homes delivered in fiscal 1999 increased 5.6% to $166,500 from $157,600.

     Gross profit margin as a percentage of homebuilding revenues increased to 19.1% from 17.9% primarily as a result of the Company's cost reduction initiatives, the Company's ability to raise prices and strong overall market conditions.

     Selling, general and administrative expenses increased to $46.7 million in fiscal 1999 from $33.2 million in the prior year due to increased volume, an increase in the number of active communities and the growth of the Company's mortgage subsidiary. Selling, general and administrative expenses as a percentage of homebuilding revenues decreased to 13.2% in fiscal 1999 from 14.2% in fiscal 1998.

     Interest and financing expenses increased to $7.4 million in fiscal 1999 from $5.8 million in fiscal 1998, however, interest and financing expenses as a percentage of homebuilding revenues decreased to 2.1% from 2.5% in fiscal 1998 due to improved inventory turnover.

     Gross profit from land sales was $209,000 on revenues of $4.9 million in fiscal 1999 compared to $809,000 on revenues of $4.5 million in fiscal 1998.

     Net earnings increased to $10.6 million in fiscal 1999 from $3.8 million in fiscal 1998. The increase in deliveries which resulted in the increased revenues was a major factor in the Company's improved earnings performance.

Capital Resources and Liquidity

     Funding for the Company's residential building and land development activities is provided principally by cash flows from homebuilding operations and borrowing from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

     At July 31, 2000, the Company had cash and cash equivalents of $14.3 million, of which $520,000 was restricted to collateralize deposits and escrows. The remaining $13.8 million was available to the Company.

     In April 1994, the Company issued $43 million principal amount of Senior Notes due October 2000. Two series of Senior Notes were issued: $30.0 million with a fixed rate of 8.61% per annum and $13.0 million with a floating rate of LIBOR plus 2.4%. The notes are required to be repaid in three equal annual principal installments which commenced October 1998 and will continue to October 2000.

     At July 31, 2000, the Company had two secured revolving credit facilities totaling $133 million. These facilities provide funding for land acquisition and home construction, letters of credit, and principal repayment on the Senior Notes. In September 1999, the Company increased the credit availability under one of the facilities to $120 million from $70 million. The new credit facility is comprised of a $100 million revolving loan with a maturity date (which may be extended) of October 30, 2001, and a $20 million term loan with an initial maturity of 2 years plus three one-year extension options. $14.3 million of the term loan was used in October 1999 for a principal repayment of the Company's Senior Notes. The remaining $5.7 million may be used to repay a portion of the Senior Notes repayment due in October 2000. Principal repayments of $2 million are due semi-annually beginning in April 2000. The first scheduled principal repayment of $2 million was made in April 2000. The other credit facility consists of a $15 million revolving loan with a maturity date (which may be extended) of April 19, 2001. At July 31, 2000, $18.6 million was outstanding under these facilities. Borrowings under the facilities bear interest at LIBOR plus 1.75% for the revolving credit facilities and are secured by the related inventory and 2.85% for the term loan.

     In addition to the Senior Notes and revolving credit facility, the Company has loans with various lenders providing $3.3 million for land acquisition, development and home construction. These loans bear interest at fixed rate of 8% or variable rates ranging from prime plus 0.5% to prime plus 1% with maturities through October 2000.

     At July 31, 2000, the Company in the aggregate had $150.7 million in borrowing availability of which $110.2 million remained available. During fiscal 2000, the Company's average interest rate was 8.9% compared to 7.6% in fiscal 1999 although actual interest costs for fiscal year 2000 were lower due to reduced loan amounts resulting from cash flow being used to minimize debt levels.

     The Company participates in various joint ventures formed to develop residential land into finished building lots for sale to the Company and other homebuilders utilizing non-recourse acquisition and development loans. The Company also participates in a joint venture formed to develop and market an active adult community in the Raleigh, North Carolina market.

     The Company believes that it will be able to fund its activities for the foreseeable future through a combination of operating cash flow, existing cash balances and existing facilities. Except for ordinary expenditures for the construction of homes, and further acquisition and development of land, the Company does not have any material commitments for capital expenditures at July 31, 2000.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. The Company has determined that the adoption of SFAS No. 133 will not have a significant effect on its financial statement presentation or disclosures, or on its earnings and financial position. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB 101 must be adopted by the fourth quarter of 2000. The Company is evaluating the impact of adopting SAB 101 and currently believes it will not have a significant impact on its financial position and results of operations or the presentation and disclosures in its financial statements.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25," which clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues ("Opinion No. 25"). The Interpretation clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation was effective July 1, 2000, but certain conclusions cover specific events occurring after December 15, 1998 or January 12, 2000, for which the effects are recognized on a prospective basis from July 1, 2000. The adoption of this Interpretation had no impact on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     The Company's primary exposure to market risks relates to interest rate fluctuations on variable rate debt.

     At July 31, 2000, the Company had $36.3 million of debt outstanding of which $10.3 million bears fixed interest rates. The fair value of the Company's fixed rate obligations approximate carrying value based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     The carrying amounts of the Company's bank borrowings under its short-term bank lines and revolving credit agreements are based on floating rates identified by reference to market rates. If interest rates increased 10%, the expected effect on net income related to variable rate debt would not be significant.

     The Company's objective in its risk management program is to seek a reduction in the potential negative earnings effects from changes in interest rates. The Company's strategy to meet this objective is to maintain a balance between fixed-rate and variable-rate debt, varying the proportion based on the Company's perception of interest rate trends and the market place for various debt instruments. In addition, the Company has entered into an interest rate hedge agreement with a notional amount of $20 million in an effort to minimize its market rate from changes in interest rates. The fair value of the agreement at July 31, 2000 was $(156,000). The fair value is based on the estimated termination value and represents the amount the Company would have to pay to terminate the agreement as of July 31, 2000. The fair values of all financial instruments approximate their carrying values (see Note 5 to the consolidated financial statements).

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

To the Shareholders and Board of Directors of Washington Homes, Inc.:

We have audited the accompanying consolidated balance sheets of Washington Homes, Inc. and subsidiaries (the Company) as of July 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Washington Homes, Inc. and subsidiaries as of July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14, on August 28, 2000, the Company entered into a definitive merger agreement with Hovnanian Enterprises, Inc. (Hovnanian). Upon consummation of the merger, the Company's shareholders will receive either shares of Hovnanian common stock, or cash, for each share of the Company's common stock.

Deloitte & Touche LLP
McLean, VA
September 6, 2000

Consolidated Balance Sheets
                                                                July 31,
                                                         -----------------------
(in thousands except share amounts)                        2000          1999
-----------------------------------                        ----          ----
Assets
   Cash and cash equivalents ........................    $  14,317     $  12,734
   Residential inventories ..........................      130,573       130,502
   Excess of cost over net assets acquired, net .....        8,331         8,731
   Investment in joint ventures .....................        3,370         3,876
   Other ............................................       11,967        11,612
                                                         ---------     ---------
Total Assets ........................................    $ 168,558     $ 167,455
                                                         =========     =========
Liabilities and Shareholders' Equity
Liabilities
   Notes and loans payable ..........................    $  36,323     $  59,526
   Trade accounts payable ...........................       32,558        24,568
   Income taxes payable .............................        2,011         2,770
   Deferred income taxes ............................          966         1,216
   Other ............................................       13,745        10,426
                                                         ---------     ---------
      Total liabilities .............................       85,603        98,506
                                                         ---------     ---------
Commitments and Contingent Liabilities

Shareholders' equity
   Common stock $.01 par value; 15,000,000
    shares authorized; 7,780,961 and
    7,949,013 shares issued and outstanding, ........           78            79
   Non-voting common stock $.01 par value,
    1,100,000 shares authorized; 0 shares
    issued and outstanding, .........................           --            --
   Additional paid-in capital .......................       34,610        35,178
   Retained earnings ................................       48,311        33,692
   Common stock held in Grantor Trust,
    63,752 shares at cost ...........................         (349)           --
   Deferred compensation obligation .................          305            --
                                                         ---------     ---------
      Total shareholders' equity ....................       82,955        68,949
                                                         ---------     ---------
Total Liabilities and Shareholders' Equity ..........    $ 168,558     $ 167,455
                                                         =========     =========

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
                                                        Year Ended July 31,
                                                --------------------------------
(in thousands except share amounts)               2000        1999        1998
-----------------------------------               ----        ----        ----
Revenues:
   Homebuilding ............................    $459,278    $353,729    $233,111
   Land sales ..............................       3,541       4,922       4,483
   Other income ............................       6,932       4,082       3,109
                                                --------    --------    --------
      Total revenues .......................     469,751     362,733     240,703
                                                --------    --------    --------

Expenses:
   Cost of sales - homebuilding ............     371,495     286,221     191,381
   Cost of sales - land sales ..............       3,519       4,713       3,674
   Selling, general, and administrative ....      62,752      46,671      33,206
   Interest expense ........................       6,376       6,334       5,172
   Financing fees ..........................         848       1,022         621
   Amortization and depreciation ...........         751         418         641
                                                --------    --------    --------
      Total expenses .......................     445,741     345,379     234,695
                                                --------    --------    --------
Earnings Before Income Taxes ...............      24,010      17,354       6,008
   Income tax expense ......................       9,391       6,706       2,218
                                                --------    --------    --------
Net Earnings ...............................    $ 14,619    $ 10,648    $  3,790
                                                ========    ========    ========

Earnings Per Share:
Basic Earnings Per Share ...................    $   1.85    $   1.34    $   0.48
                                                ========    ========    ========

Diluted Earnings Per Share .................    $   1.80    $   1.30    $   0.48
                                                ========    ========    ========






See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity


                                                                 Years Ended July 31, 2000, 1999, and 1998
                                   -------------------------------------------------------------------------------------------------
                                             Common Stock            Additional           Common Stock     Deferred        Total
                                    ------------------------------    Paid-in    Retained     Held by    Compensation  Shareholders'
(in thousands)                      Shares     Voting   Non-voting    Capital    Earnings  Grantor Trust  Obligation       Equity
--------------                      ------     ------   ----------    -------    --------  -------------  ----------       ------
Balance, July 31, 1997 ..........    7,943    $     70    $      9    $ 35,147    $ 19,254  $      --   $      --        $ 54,480
   Conversion of non-voting
    to voting ...................       --           9          (9)         --          --         --          --              --
   Net earnings .................       --          --          --          --       3,790         --          --           3,790
                                  --------    --------    --------    --------    --------   --------    --------        --------
Balance, July 31, 1998 ..........    7,943          79          --      35,147      23,044         --          --          58,270
   Exercise of stock options ....        6          --          --          31          --         --          --              31
   Net earnings .................       --          --          --          --      10,648         --          --          10,648
                                  --------    --------    --------    --------    --------   --------    --------        --------
Balance, July 31, 1999 ..........    7,949          79          --      35,178      33,692         --          --          68,949
                                  --------    --------    --------    --------    --------   --------    --------        --------
   Purchase and retirement
    of Company stock ............     (168)         (1)         --        (568)         --       (349)         --            (918)
   Deferred compensation
    obligation ..................       --          --          --          --          --         --         305             305
   Net earnings .................       --          --          --          --      14,619         --          --          14,619
                                  --------    --------    --------    --------    --------   --------    --------        --------
Balance, July 31, 2000 ..........    7,781    $     78    $      0    $ 34,610    $ 48,311   $   (349)   $    305        $ 82,955
                                  ========    ========    ========    ========    ========   ========    ========        ========





See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows


                                                   Year Ended July 31,
                                            ------------------------------------
(in thousands)                                 2000         1999          1998
--------------                                 ----         ----          ----
Cash Flows From Operating Activities:
     Net earnings .......................   $  14,619    $  10,648    $   3,790
Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
       Amortization and depreciation ....         751          418          641
       Deferred income taxes ............        (250)        (822)         119
       Deferred compensation
        obligation ......................         305           --           --
Changes in assets and liabilities,
 net of effects from acquisition:
       Residential inventories ..........         (71)      (5,971)      (1,021)
       Other assets .....................        (337)       2,639       (2,151)
       Trade accounts payable ...........       7,990        1,910        5,416
       Income taxes payable .............        (759)       1,591        1,042
       Other liabilities ................       3,319        5,257          117
                                            ---------    ---------    ---------
       Net cash provided by operating
        activities ......................      25,567       15,670        7,953
                                            ---------    ---------    ---------
Cash Flows From Investing Activities:
     Purchases of property and
      equipment .........................        (369)        (327)         (90)
     Purchase of Breland Homes' net
      assets ............................          --       (5,272)          --
     Investment in joint venture ........         506       (1,600)          --
                                            ---------    ---------    ---------
       Net cash provided by (used in)
        investing activities ............         137       (7,199)         (90)
                                            ---------    ---------    ---------
Cash Flows From Financing Activities:
     Proceeds from notes and loans
      payable ...........................     324,227      221,771      111,967
     Repayments of notes and loans
      payable ...........................    (347,430)    (227,863)    (119,841)
     Purchase and retirement of
      Company stock .....................        (918)          --           --
     Exercise of stock options ..........          --           31           --
                                            ---------    ---------    ---------
       Net cash used in financing
        activities ......................     (24,121)      (6,061)      (7,874)
                                            ---------    ---------    ---------
Net Increase (Decrease) In Cash and
 Cash Equivalents .......................       1,583        2,410          (11)
Cash and Cash Equivalents, Beginning
 of Year ................................      12,734       10,324       10,335
                                            ---------    ---------    ---------
Cash and Cash Equivalents, End of Year ..   $  14,317    $  12,734    $  10,324
                                            =========    =========    =========




See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 2000, 1999 AND 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. The Company is principally engaged in the business of the construction and sale of quality residential housing in the states of Maryland, North Carolina, Virginia, Pennsylvania, Tennessee, Alabama and Mississippi.

Basis of Presentation. The consolidated financial statements include the accounts of Washington Homes, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany balances and transactions have been eliminated in consolidation. The Company's investment in joint ventures is accounted for using the equity method.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. One such significant estimate relates to the recoverability of residential inventory. Management's estimates and assumptions are reflective of, among other things, prevailing market conditions, current operating strategies and the availability of capital which are all subject to change. Changes to the aforementioned or other conditions could in turn cause changes to such estimates and assumptions and, as a result, actual results could differ from the original estimates.

Cash and Cash Equivalents. For purposes of the Statements of Cash Flows, the Company considers its cash, including temporary investments with original maturities of three months or less, to be cash equivalents. Included in these amounts at July 31, 2000 and 1999 were $520,000 and $607,000, respectively, that are restricted to collateralize certain obligations of the Company.

Excess of Cost Over Net Assets Acquired, Net. Excess of cost over net assets acquired (goodwill) represents the excess of purchase price over the fair value of assets acquired less any write down to fair value and is being amortized from 15 to 31 years. The Company periodically reviews its goodwill recoverability by assessing historical profitability and expectations as to future nondiscounted cash flows and net income. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at July 31, 2000. Accumulated amortization was $985,000 and $585,000 at July 31, 2000 and 1999, respectively.

Warranties. The Company records an accrual at the date of closing for future warranty costs based upon the historical experience of actual warranty costs on a per house basis.

Income Taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for temporary differences in the recognition of certain income and expenses for financial and tax reporting purposes.

Revenue Recognition. Homebuilding, land sales and financial services revenues are recorded at the date of closing with the purchaser.

Earnings Per Common Share. Basic earnings per common share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of shares of common stock outstanding plus equivalent shares relating to stock options outstanding and unvested shares that are associated with the Company's deferred compensation plan.

Hedging Contracts. From time to time, the Company may utilize interest rate swap agreements to reduce its exposure resulting from fluctuations in interest rates. The Company designates interest rate swaps as hedges of specific debt instruments and recognizes interest rate differentials as adjustments to interest paid or accrued as the differentials occur. During the fiscal years ended July 31, 2000, 1999, and 1998, amounts paid or accrued on these hedges have not been significant to the Company's cash flows or results of operations. Counter parties to these agreements are major financial institutions.

Stock-Based Compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," requires expanded disclosures of stock-based compensation arrangements with employees. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options are measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date (typically the date of the grant) over the amount the employee must pay to acquire the stock (see Note 7).

Impairment of Long-Lived Assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," assets are generally evaluated on a market-by-market basis in making a determination as to whether such assets are impaired. Periodically, the Company reviews its long-lived assets (including goodwill) for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. Based on the Company's review, no assets were deemed to be impaired during the three years ended July 31, 2000.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. The Company has determined that the adoption of SFAS No. 133 will not have a significant effect on its financial statement presentation or disclosures, or on its earnings and financial position. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB 101 must be adopted by the fourth quarter of 2000. The Company is evaluating the impact of adopting SAB 101 and currently believes it will not have a significant impact on its financial position and results of operations or the presentation and disclosures in its financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25," which clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues ("Opinion No. 25"). The Interpretation clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation was effective July 1, 2000, but certain conclusions cover specific events occurring after December 15, 1998 or January 12, 2000, for which the effects are recognized on a prospective basis from July 1, 2000. The adoption of this Interpretation had no impact on the Company's financial position or results of operations.

2. RESIDENTIAL INVENTORIES

The Company's inventory consists of the following:

                                                               July 31,
                                                     ---------------------------
(in thousands)                                          2000              1999
--------------                                          ----              ----
Homes in process .........................           $ 65,337           $ 55,226
Finished lots ............................             49,149             55,836
Land under development ...................             16,087             19,440
                                                     --------           --------
                                                     $130,573           $130,502
                                                     ========           ========


Homes in process are stated at cost (determined by accumulating actual costs, including construction, interest and related direct overhead costs), which is not in excess of market. Finished building lots represents the cost, which is not in excess of market, of finished lots developed by the Company or acquired from other developers. Upon delivery, the costs of the homes and related lots are expensed on a specific identification basis. Land under development consists of land being developed into finished building lots. Certain costs, including interest, are capitalized as incurred during the development process.

3. INVESTMENT IN JOINT VENTURES

The Company participates in various joint ventures formed to develop residential land into finished building lots for sale to the Company and other homebuilders utilizing non-recourse acquisition and development loans. The Company also participates in a joint venture formed to develop and market an active adult community in the Raleigh, North Carolina market. Assets consist primarily of homes under construction, land under development and fixed assets. The Company's interest in the joint ventures' operating results has not been significant to date.

Condensed combined financial information of the joint ventures as of July 31, 2000 and 1999 are as follows:

                                                                July 31,
                                                    ----------------------------
(in thousands)                                         2000                1999
--------------                                         ----                ----
Assets .................................             $15,535             $ 9,183
Liabilities ............................              11,128               4,273
                                                     -------             -------
Equity .................................             $ 4,407             $ 4,910
                                                     =======             =======


4. NOTES AND LOANS PAYABLE

Notes and loans payable consist of the following:

                                                                  July 31,
                                                         -----------------------
(in thousands)                                             2000            1999
--------------                                             ----            ----
Senior notes ...................................         $14,333         $28,667
Revolving credit facilities ....................          18,628          27,639
Land acquisition and development ...............           3,274           3,042
Mortgages and other notes payable ..............              88             178
                                                         -------         -------
                                                         $36,323         $59,526
                                                         =======         =======


Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of unsecured Senior Notes due October 2000. Two series of Senior Notes were issued:
$30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4%, (9.0% at July 31, 2000), with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Beginning April 1998 interest became payable on a quarterly basis for both series of Senior Notes. Principal repayments became due in three equal annual installments which commenced October 1998 and will continue to October 2000.

Revolving Credit Facilities. At July 31, 2000, the Company had two secured revolving credit facilities totaling $133,000,000 to fund land acquisition and home construction, letters of credit, and principal repayments on its Senior Notes. In September 1999, the Company increased the credit availability under one of the facilities to $120,000,000 from $70,000,000. The new credit facility is comprised of a $100,000,000 revolving loan with a maturity date (which may be extended) of October 30, 2001, and a $20,000,000 term loan with an initial maturity of 2 years plus three one-year extension options. $14,333,000 of the term loan was used in October 1999 for a principal repayment of the Company's Senior Notes. The remaining $5,667,000 may be used to repay a portion of the Senior Notes repayment due in October 2000. Principal repayments of $2,000,000 are due semi-annually beginning in April 2000. The first scheduled principal repayment of $2,000,000 was made in April 2000. The other credit facility consists of a $15,000,000 revolving loan with a maturity date (which may be extended) of April 19, 2001. Borrowings under the facilities bear interest at thirty-day LIBOR (6.6% at July 31, 2000) plus 1.75% for the revolving credit facilities and 2.85% for the term loan.

The Senior Notes and revolving credit facilities require the Company, among other things, to meet certain net worth, leverage and cash flow coverage tests and place limitations on dividends, the securing of additional loans, investments, and finished lot purchases. These provisions do not significantly restrict the Company's operations.

Land Acquisition and Development Loans. The Company has loans with various lenders for the acquisition and development of land amounting to $3,274,000 and $3,042,000 at July 31, 2000 and 1999, respectively. These loans bear interest at a fixed rate of 8% or variable rates of prime plus 0.5% to prime plus 1% and are collateralized by the related inventory.

Mortgages and Other Notes Payable. Mortgages and other notes payable, amounting to $88,000 and $178,000 at July 31, 2000 and 1999 respectively, bear interest at rates ranging from 4.8% to 10% and mature in varying periods of up to 5 years.

Aggregate maturities of notes and loans payable are as follows:

                For the year ending July 31,         (in thousands)
                ----------------------------         --------------
                       2001                             $33,987
                       2002                               2,306
                       2003                                  --
                       2004                                  --
                       2005                                  30
                                                        -------
                                                        $36,323
                                                        =======


Capitalized Interest.  A summary of capitalized interest follows:

                                                       Year Ended July 31,
                                                 -------------------------------
(in thousands)                                      2000       1999       1998
--------------                                      ----       ----       ----
Interest capitalized at begining of year ......   $ 5,652    $ 8,140    $ 9,108
Interest incurred .............................     7,067      6,329      6,164
Interest expense ..............................    (6,376)    (6,334)    (5,172)
Interest in cost of sales .....................    (2,241)    (2,483)    (1,960)
                                                  -------    -------    -------
Interest capitalized at end of year ...........   $ 4,102    $ 5,652    $ 8,140
                                                  =======    =======    =======
Interest paid .................................   $ 7,073    $ 6,141    $ 6,705
                                                  =======    =======    =======

Interest capitalized during the land development period is charged to cost of sales as the related inventory is sold. Interest capitalized during the home construction period is charged to interest expense when the related inventory is sold.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate the fair value of each class of financial instrument are as follows:

Cash and cash equivalents, receivables, notes payable and accounts payable

The carrying amounts approximate fair value because of the short maturity of these amounts.

Long-term debt

The carrying amounts of the Company's bank borrowings under its short-term bank lines and revolving credit agreements are based on floating rates identified by reference to market rates. The fair value of the Company's other long-term debt approximate carrying value based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Interest rate swaps

At July 31, 2000, the Company, in connection with managing interest costs, had an interest rate hedge agreement outstanding with a notional amount of $20,000,000. The agreement expires on February 14, 2004 although the counter party to the agreement may terminate it in 2002. The agreement includes a cap rate of 8.0% and a floor rate of 5.8%. The fair value of the agreement at July 31, 2000 was $(156,000). The fair value is based on the estimated termination value and represents the amount the Company would have to pay to terminate the agreement as of July 31, 2000.

At July 31, 1999, the Company had an interest rate swap agreement outstanding with a notional amount of $15,000,000 expiring in January 2002. In January 2000, the counter party exercised its option to cancel this swap agreement.

6. ACQUISITIONS

During the fiscal year ended July 31, 1999, the Company purchased certain homebuilding assets and assumed the related liabilities of Breland Homes, Inc.; Breland Homes of Mississippi, LLC; and Breland Properties, Inc. (collectively "Breland Homes"). Breland Homes was a privately-owned homebuilder with operations in Huntsville, Alabama and the Mississippi Gulf Coast. The transaction was effective as of March 1, 1999. Included in the purchase were 82 homes in backlog.

The allocation of the purchase price is as follows:

Residential inventories ..................................         $ 11,471,000
Excess of cost over net assets acquired ..................            3,000,000
Other assets .............................................              476,000
Less: liabilities assumed ................................           (9,675,000)
                                                                   ------------
Net cash paid ............................................         $  5,272,000
                                                                   ============


7. SHAREHOLDERS' EQUITY

Common Stock. The Company has 7,780,961 shares of common stock outstanding at July 31, 2000, all of which are voting shares. During the fiscal year ended July 31, 1999, 6,250 shares of common stock were issued upon the exercise of options under the Company's Employee Stock Option Plan. During fiscal 1998, all of the remaining 28,330 shares of non-voting common stock were exchanged with the Company for newly-issued shares of voting common stock on a share for share basis. Except for voting rights, the non-voting common stock was substantially the same as the Company's voting stock.

Deferred Compensation Incentive Plan. Effective as of July 31, 1999, the Company adopted a Deferred Compensation Incentive Plan (the "Plan") for certain key employees and Board of Directors who may elect to defer a portion of their future compensation. The Company will match the lesser of 20% of the amount deferred or $20,000, with the match subject to a five-year vesting schedule. A Rabbi Trust ("Grantor Trust") was established to purchase and hold the Company's common stock to fund the Plan. The Company retires any Company stock acquired by the Plan and the future issuance of the same number of shares is from newly-issued shares. During the fiscal year ended July 31, 2000, 63,752 shares were acquired by the Plan and held by the Grantor Trust. As a result of this transaction, shareholders' equity was reduced as follows (in thousands):

Stock purchase price ...........................................          $ 349
Decrease in deferred compensation liability ....................           (305)
                                                                          -----
Net decrease ...................................................          $  44
                                                                          =====

Stock Repurchase Program. In November 1999, the Board of Directors adopted a stock repurchase program for up to 800,000 shares of the Company's common stock. The shares will be repurchased in the open market or in block trades and purchases will be dependent on market conditions. Shares repurchased will be retired or used to meet the Company's current employee benefit plan obligations. During the fiscal year ended July 31, 2000, 104,300 shares were repurchased for $569,000. As a result of this transaction, Shareholders' Equity was reduced as follows (in thousands):

Common stock ...................................................            $  1
Additional paid-in capital .....................................             568
                                                                            ----
Net decrease in Shareholders' Equity ...........................            $569
                                                                            ====


Stock Options. The Company has adopted two plans for the issuance of stock options to its employees and members of its Board of Directors.

On September 17, 1992, the Company adopted the Washington Homes Employee Stock Option Plan ("Employee Option Plan") pursuant to which options for up to 500,000 shares of common stock could be granted to officers and other key employees of the Company. In July 1997 and September 1999, the Board of Directors voted to increase the number of shares for which options could be granted to 1,000,000 and 1,500,000 respectively. The amendments to the plan were subsequently approved by the shareholders in November 1997 and November 1999. Options granted under the Employee Option Plan can be either incentive stock options ("Incentive Stock Options") or non-qualified options ("Non-Qualified Options") as determined by a committee of the independent directors of the Board of Directors. Options granted under the Employee Option Plan will have an exercise price not less than fair market value at date of grant. Options will become exercisable, in part, after 12 months from the date of grant and will generally remain exercisable for ten years from the date of grant. Certain options were not exercisable until fiscal 2000.

On September 15, 1994 the Company adopted the Washington Homes Non-Employee Directors' Stock Option Plan pursuant to which options for up to 30,000 shares of common stock could be granted to directors who are not employees of the Company or its subsidiaries. In November 1997 and November 1999, the shareholders approved an amendment to increase the number of shares available for options to 100,000 and 200,000 respectively. Options that are Non-Qualified Options, generally become exercisable in part after one year from date of grant and generally remain exercisable for ten years from the date of grant.

In July 2000, non-qualified options for 50,000 shares exercisable at $6.00 were granted to the Chief Executive Officer of the Company. These options vest over three years and are not part of the Employee Option Plan.

Option activity for the Company is summarized below:


                                               Employees         Non-Employees
                                         -------------------  ------------------
                                                    Weighted            Weighted
                                         Number of   Average  Number of  Average
                                          shares     Price     shares      Price
                                          ------     -----     ------      -----
Outstanding - July 31, 1997 ........      432,000    $5.23    29,000    $   4.74
  Granted ..........................      592,000     4.46    40,000        4.00
  Canceled .........................       43,000     4.76        --          --
  Exercised ........................           --       --        --          --
                                        ---------    -----   -------       -----
Outstanding - July 31, 1998 ........      981,000     4.53    69,000        4.31
  Granted ..........................       39,000     5.87        --          --
  Canceled .........................       54,750     4.83        --          --
  Exercised ........................        6,250     5.04        --          --
                                        ---------    -----   -------       -----
Outstanding - July 31, 1999 ........      959,000     4.57    69,000        4.31
  Granted ..........................      270,000     5.96    40,000        6.50
  Canceled .........................      135,000     6.09        --          --
  Exercised ........................           --       --        --          --
                                        ---------    -----   -------       -----
Outstanding - July 31, 2000 ........    1,094,000     4.73   109,000        5.11
Exercisable at July 31, 2000 .......      801,750     4.54    49,000        4.44
                                        ---------    -----   -------       -----


At July 31, 2000, there were 557,000 shares reserved for future grants under both plans.

The  following   summarizes   information  about  the  Company's  stock  options
outstanding at July 31, 2000:


                                       Options Outstanding                   Options Exercisable
                             ----------------------------------------     -------------------------
                                               Weighted Average                            Weighted
                                          --------------------------                       Average
                               Shares     Remaining Term    Exercise         Shares        Exercise
Exercise Price Range         Outstanding    in Years          Price        Exercisable      Price
--------------------         -----------    --------          -----        -----------      -----
  $ 3.63 - $ 4.06             318,500         7.09            $3.92        296,000         $3.91
    4.25 -   4.69             239,000         7.04             4.49        142,500          4.49
    4.75 -   4.95             304,000         6.57             4.80        282,500          4.79
    5.13 -   7.15             341,500         6.83             5.70        129,750          5.42
                             --------        -----            -----        -------          ----
$   3.63 - $ 7.15           1,203,000         6.88            $4.76        850,750         $4.53


The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123. Had compensation been recorded consistent with SFAS No. 123, net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                     Year Ended July 31,
                                             -----------------------------------
(in thousands except per share amounts)           2000         1999        1998
---------------------------------------           ----         ----        ----
Net earnings - as reported ...............   $   14,619   $   10,648   $   3,790
Net earnings - pro forma .................       14,419       10,465       3,621
Basic earnings per share - as reported ...         1.85         1.34        0.48
Basic earnings per share - pro forma .....         1.82         1.32        0.46
Diluted earnings per share - as reported .         1.80         1.30        0.48
Diluted earnings per share - pro forma ...         1.78         1.28        0.46


The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                          Year Ended July 31,
                                                     ---------------------------
                                                      2000       1999       1998
                                                      ----       ----       ----
Expected dividend yield .......................        --         --         --
Expected stock price volatility ...............        37%        40%        46%
Risk-free interest rate .......................       6.1%       5.0%       5.2%
Expected life of options ......................         7          8          8
                                                      ---        ---        ---


The weighted average fair value of options granted during 2000, 1999 and 1998 were $2.91, $3.18, and $2.62 per option, respectively.

8. EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 1,203,000 shares of common stock at $4.76 were outstanding at July 31, 2000. Options to purchase 1,028,000 shares of common stock at $4.55 were outstanding at July 31, 1999. Options to purchase 1,050,000 shares of common stock at $4.52 were outstanding at July 31, 1998.

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per common share:


                                                                       Per Share
(dollars in thousands)                         Earnings      Shares      Amount
----------------------                         --------      ------      ------
Basic earnings per common share
 for the year ended July 31, 2000 .......     $  14,619     7,909,151     $1.85
Effect of dilutive stock options ........            --       203,878      (.05)
                                              ---------     ---------     -----
Diluted earnings per common share
 for the year ended July 31, 2000 .......     $  14,619     8,113,029     $1.80
                                              =========     =========     =====
Basic earnings per common share
 for the year ended July 31, 1999 .......     $  10,648     7,943,996     $1.34
Effect of dilutive stock options ........            --       257,503      (.04)
                                              ---------     ---------     -----
Diluted earnings per common share
 for the year ended July 31, 1999 .......     $  10,648     8,201,499     $1.30
                                              =========     =========     =====
Basic earnings per common share
 for the year ended July 31, 1998 .......     $   3,790     7,942,763     $ .48
Effect of dilutive stock options ........            --        22,430        --
                                              ---------     ---------     -----
Diluted earnings per common share
 for the year ended July 31, 1998 .......     $   3,790     7,965,193     $ .48
                                              =========     =========     =====


9. SEGMENT REPORTING

The Company's reportable segments are strategic business units that offer different products and services. The business segments of the Company are defined as homebuilding and financial services. The homebuilding operations include the construction and sale of homes and the development and sale of land and comprise approximately 97% or more of consolidated revenues for years ended July 31, 2000, 1999, and 1998. The financial services operations include the origination of mortgage loans primarily to the Company's home purchasers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment revenue represents the elimination of revenue included in financial services revenue for amounts paid by the homebuilding operations for financing costs of the home purchasers. The information below is presented in conformity with SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" for all periods presented.

                                                   Year Ended July 31,
                                           -------------------------------------
(in thousands)                                2000         1999         1998
--------------                                ----         ----         ----
 Revenues
    Homebuilding ........................   $ 462,819    $ 358,651    $ 237,594
    Financial services ..................       7,550        4,756        2,852
    Intersegment ........................      (2,611)      (1,647)        (994)
    Other ...............................       1,993          973        1,251
                                            ---------    ---------    ---------
     Revenues ...........................   $ 469,751    $ 362,733    $ 240,703
                                            =========    =========    =========
 Selling, General and Administrative
    Homebuilding ........................   $  57,781    $  43,499    $  30,912
    Financial services ..................       4,971        3,172        2,294
    Other ...............................          --           --           --
                                            ---------    ---------    ---------
      Selling, General and Administrative   $  62,752    $  46,671    $  33,206
                                            =========    =========    =========
 Interest and Financing Expenses
    Homebuilding ........................   $   7,216    $   7,337    $   5,752
    Financial services ..................           8           19           41
    Other ...............................          --           --           --
                                            ---------    ---------    ---------
      Interest and Financing Expenses ...   $   7,224    $   7,356    $   5,793
                                            =========    =========    =========
Amortization and Depreciation
    Homebuilding ........................   $     737    $     406    $     627
    Financial services ..................          14           12           14
    Other ...............................          --           --           --
                                            ---------    ---------    ---------
     Amortization and Depreciation ......   $     751    $     418    $     641
                                            =========    =========    =========
 Earnings before Income Taxes
    Homebuilding ........................   $  19,461    $  14,829    $   4,255
    Financial services ..................       2,556        1,552          502
    Other ...............................       1,993          973        1,251
                                            ---------    ---------    ---------
      Earnings before Income Taxes ......   $  24,010    $  17,354    $   6,008
                                            =========    =========    =========
 Income Taxes
    Homebuilding ........................   $   7,592    $   5,760    $   1,501
    Financial services ..................       1,002          557          217
    Other ...............................         797          389          500
                                            ---------    ---------    ---------
      Income Taxes ......................   $   9,391    $   6,706    $   2,218
                                            =========    =========    =========
 Assets
    Homebuilding ........................   $ 166,639    $ 166,034    $ 146,018
    Financial services ..................       1,919        1,421        1,337
    Other ...............................          --           --           --
                                            ---------    ---------    ---------
      Assets ............................   $ 168,558    $ 167,455    $ 147,355
                                            =========    =========    =========

10. INCOME TAXES

As discussed in Note 1, the Company follows the provisions of SFAS No. 109. The provision for income taxes includes the following:


                                                   Year Ended July 31,
                                       -----------------------------------------
          (in thousands)                 2000             1999            1998
          --------------                 ----             ----            ----
             Current:
                Federal ......         $ 8,002          $ 6,552          $ 1,982
                State ........           1,639              976              117
                                       -------          -------          -------
                                         9,641            7,528            2,099
                                       -------          -------          -------
             Deferred:
                Federal ......            (207)            (663)             112
                State ........             (43)            (159)               7
                                       -------          -------          -------
                                          (250)            (822)             119
                                       -------          -------          -------
          Total Provision ....         $ 9,391          $ 6,706          $ 2,218
                                       =======          =======          =======


The difference between the effective tax rate and the expected statutory tax rate computed on earnings before taxes is attributable to the following:


                                                      Year Ended July 31,
                                                -----------------------------
                                                 2000        1999       1998
                                                 ----        ----       ----
Taxes computed at statutory rate .............   35.0%       35.0%      34.0%
Increases (Decreases):
State income taxes ...........................    4.3         3.1        1.4
Excess of cost over net assets acquired ......     .3          .4        1.1
Other ........................................    (.5)         .1         .4
                                                 ----        ----       ----
Effective tax rate ...........................   39.1%       38.6%      36.9%
                                                 ====        ====       ====


The deferred income tax at July 31, 2000 and 1999 represents the tax effect of temporary differences as follows:


                                                               July 31,
                                                      --------------------------
                                                         2000              1999
                                                         ----              ----
                Land step up in basis ........         $   412          $   289
                Capitalized interest .........           1,033            1,325
                Uniform capitalized costs ....             810              572
                Investment in joint ventures .            (390)            (388)
                Warranty reserve .............            (323)            (293)
                Accrued compensation cost ....            (645)            (297)
                Other ........................              69                8
                                                       -------          -------
                                                       $   966          $ 1,216
                                                       =======          =======


During the years ended July 31, 2000, 1999 and 1998, income taxes in the amount of $10,399,000, $5,994,000, and $922,000, respectively, were paid.

11. EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) Plan which allows eligible employees to defer a portion of their total compensation subject to limitations of the Internal Revenue Code. The Company matches 50% of participant contributions, up to a maximum of the greater of $1,000 or 1.5% of compensation for each participant. The Company's total matching contributions under the Plan for the years ended July 31, 2000, 1999 and 1998 were approximately $196,300, $163,700, and $124,600, respectively. Under this plan, the Company elected to make a $250,000 profit sharing contribution in January 2000 to all eligible non-highly compensated personnel employed as of December 31, 1999.

12. RELATED PARTY TRANSACTIONS

The Company leases certain office space from an affiliated entity. During the years ended July 31, 2000, 1999 and 1998, $554,000, $396,000 and $435,000 were paid, respectively.


13. COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases its headquarters offices and offices for certain divisions from an affiliate and certain other facilities from unrelated parties, all under non-cancelable operating leases with terms ending through January 2008. Future minimum rental payments required under operating lease commitments that have initial or remaining non-cancelable lease terms in excess of one year subsequent to July 31, 2000, are as follows:


For the year ending July 31,                       (in thousands)
----------------------------                       --------------
2001 .....................................            $1,770
2002 .....................................             1,143
2003 .....................................               856
2004 .....................................               714
2005 .....................................               522
Thereafter ...............................             1,074
                                                      ------
Total future rental payments .............            $6,079
                                                      ======


Rental expense was $3,532,000, $3,053,000, and $2,857,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

At July 31, 2000 the Company was contingently liable to banks and other financial institutions for outstanding letters of credit and surety bonds relating to building lot acquisition contracts and municipal bonding for land development activities. In addition, the Company has an employment agreement with a key executive which expires on June 30, 2003, subject to certain extension provisions. Under certain conditions stated in the agreement, severance payments are due to the executive upon termination. The maximum contingent liability for the outstanding letters of credit, surety bonds, and employment agreement is approximately $24 million.

The Company is involved in various claims and legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

14. SUBSEQUENT EVENT

On August 28, 2000, Washington Homes, Inc. and Hovnanian Enterprises, Inc. announced the signing of a definitive merger agreement.

Under the terms of the agreement, Washington Homes shareholders will receive the equivalent of 1.39 Hovnanian class A common shares or $10.08 in cash for each share of Washington Homes, subject to certain adjustments. Up to 50% of the consideration will be paid in cash, with the balance, not to exceed 60%, paid in Hovnanian common shares. The transaction is expected to close in January 2001 following regulatory and shareholder approvals and customary closing conditions.


Item 9. Changes in or Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants during the two fiscal years ended July 31, 2000.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     The Directors of the Company who have been elected to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified are listed below:

     Thomas Connelly, 51, has served as a Director since September 1992. Since April 1997, he has been Senior Vice President and Chief Financial Officer of Western Pacific Housing, a homebuilder based in El Segundo, California. Prior thereto from November 1996 to April 1997 he was Senior Vice President and Chief Financial Officer of the Forecast Group, LP, a homebuilder based in Rancho Cucamonga, California; from August 1988 to November 1996 he was a Senior Vice President of the Company; and from September 1994 to September 1996 he served as the Company's Chief Financial Officer. Mr. Connelly has over 24 years experience in finance and real estate development.

     Geaton A. DeCesaris, Jr., 45, has served as President, Chief Executive Officer and a Director of the Company since August 1988 and as Chairman of the Board since April 1999. From June 1985 to August 1988, he was Managing General Partner of Sonny DeCesaris and Sons Development Group (real estate development and construction) and, from 1973 to June 1985, Vice President of Sonny DeCesaris and Sons Builders, Inc.

     Geaton A. DeCesaris, Sr., 69, became Chairman Emeritus in April 1999 following service as Chairman of the Board of the Company which began in August 1988. From June 1985 to August 1988, he served as Senior General Partner of Sonny DeCesaris and Sons Development Group. Prior thereto from 1973 to June 1985, he was founder and President of Sonny DeCesaris and Sons Builders, Inc., and from 1960 to 1973, President of Procopio and DeCesaris Construction Company.

     Richard S. Frary, 53, has been a Director of the Company since December 1995. Mr. Frary is President of Tallwood Associates, Inc., a New York-based real estate merchant banking firm which he co-founded in 1990. He is also a director of CGA Group Ltd., a Bermuda-based financial guarantee insurance company and of Wellsford Real Properties, Inc., a real estate merchant bank.

     Thomas J. Pellerito, 53, has served as President, Homebuilding Operations and Chief Operating Officer since July 1997 and as a Director since November 1998. Prior thereto from 1985 to July 1997 he was President of Richmond American Homes, the northern Virginia-based regional subsidiary of a national homebuilder. He has over 20 years experience in residential construction and related services.

     Ronald M. Shapiro, 57, has been a Director of the Company since April 1993. Mr. Shapiro, an attorney, is President of Shapiro, Robinson & Associates, Inc., a professional sports management and contract negotiations firm which he founded in 1976. Since January 1992 he has served as Counsel To The Firm of Shapiro and Olander, Baltimore, Maryland, a law firm he founded in 1972, and since 1995 he has served as Chairman of the Shapiro Negotiations Institute (negotiations consultants and seminar providers).

     Paul C. Sukalo, 49, has served as Senior Vice President and a Director of the Company since August 1988. Prior thereto from June 1985 to August 1988, he was a general partner of Sonny DeCesaris and Sons Development Group. He has over 20 years of construction experience, principally in residential construction and related services.

     Richard B. Talkin, 63, has been a Director of the Company since April 1993. Mr. Talkin is an attorney specializing in real estate related matters and has practiced law in Columbia, Maryland for over 30 years.

Executive Officers

     The information required by this item concerning Executive Officers is included in Part I.

Family Relationships

     Geaton A. DeCesaris,  Sr.,  Chairman  Emeritus,  is the father of Geaton A.
DeCesaris, Jr., Chairman of the Board, President and a Director; Marco A. DeCesaris, Vice President; A. Hugo DeCesaris, Vice President; and Deborah A. Ailiff, Vice President and Associate General Counsel; and is the father-in-law of Paul C. Sukalo, Senior Vice President and a Director.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who are holders of more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all forms filed. Based on a review of these forms, the Company believes that during fiscal 2000, its officers, directors and greater than ten-percent beneficial holders complied with all applicable Section 16(a) filing requirements.


Item 11. Executive Compensation

      The following table sets forth the annual compensation paid to the Company's chief executive officer and its four other most highly compensated executive officers serving at July 31, 2000 for services rendered during the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                                Long term
                                                                                               Compensation
                                                                                             ----------------
                                                             Annual Compensation                  Number of            All
                                              Fiscal   -----------------------------------   Shares Underlying        Other
Name and Principal Position                    Year    Salary      Bonus(1)    Other(3)(4)     Options Granted    Compensation (2)
---------------------------                    ----    ------      --------    -----------     ---------------    ----------------
Geaton A. DeCesaris, Jr.                       2000   $450,000    $761,060      $2,400              50,000           $220,000
Chairman of the Board,                         1999    450,000     482,135       2,400                  --            145,534
President and Chief Executive Officer          1998    400,000     140,000       1,000              15,000                 --

Thomas Pellerito                               2000   $350,000    $658,848      $2,400                  --           $120,000
President, Homebuilding Operations             1999    350,000     395,308       3,400                  --            118,593
Chief Operating Officer                        1998    300,000     100,000          --             300,000                 --

Christopher Spendley                           2000   $195,000    $248,318      $2,400                  --           $120,000
Senior Vice President                          1999    195,000     144,241       2,400                  --             43,272
                                               1998    175,000      50,000       1,890              32,000                 --

Paul C. Sukalo                                 2000   $155,000    $124,600      $2,400                  --                 --
Senior Vice President                          1999    155,000     106,200       2,400                  --                 --
                                               1998    148,750      73,950       1,670               8,000                 --

Clayton Miller                                 2000   $107,000     $15,691      $2,400                  --           $106,690
Senior Vice President                          1999    107,000      72,120       1,620                  --             21,636
                                               1998    102,000      23,000       1,416               8,000                 --

------------

(1) For 1999, the Board of Directors required that 20% of the bonus that otherwise would be payable for certain executive officers be deferred.
(2) Amounts deferred under the Company's Deferred Compensation Incentive Plan including a Company match of 20% of the amount deferred with a maximum match of $20,000.
(3) Includes the matching amounts paid by the Company to the Company's 401(k) Plan under which employee contributions are partially matched up to the greater of $1,000 or 1.5% of eligible compensation.
(4) Excludes perquisites and other personal benefits since the aggregate amount of such compensation is the lesser of $50,000 or 10% of salary and bonus combined.

     The following tables set forth certain information concerning the granting and exercise of stock options during the fiscal year ended July 31, 2000 by the persons named in the Summary Compensation Table and the value of all unexercised options at the end of the fiscal year:

                         AGGREGATED OPTION EXERCISES IN
                              LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                                                                                Value of
                                                                        Number of          Unexercised In The
                                                                       Unexercised            Money Options
                                         Shares                     Options at 7/31/00         at 7/31/00
                                        Acquired         Value         Exercisable/           Exercisable/
               Name                   On Exercise      Realized       Nonexercisable         Nonexercisable
               ----                   -----------      --------       --------------         --------------
Geaton A. DeCesaris, Jr.                   --             --          62,500/45,000         $105,200/$30,375
Thomas Pellerito                           --             --            0/300,000              $0/$637,500
Paul C. Sukalo                             --             --           20,000/4,000          $36,490/$8,000
Christopher Spendley                       --             --          46,000/26,000          $93,200/$47,000
Clayton Miller                             --             --           30,000/4,000          $64,590/$8,000


                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                       Potential Realizable
                                                                                                         Value at Assumed
                                                                                                           Annual Rates
                                                          % of Total                                      of Stock Price
                                          Number            Options                                      Appreciation of
                                         of Shares        Granted to       Exercise                        Option Term
                                        Underlying       Employees in        Price       Expiration   ---------------------
               Name                   Options Granted     Fiscal Year    Per Share (1)      Date         5%          10%
               ----                   ---------------     -----------    -------------      ----         --          ---
Geaton A. DeCesaris, Jr.                  50,000            18.50%           $6.00        6/30/10     $188,668     $478,123
Thomas Pellerito                           None
Paul C. Sukalo                             None
Christopher Spendley                       None
Clayton Miller                             None

--------------
(1) Options are exercisable as follows: 25% immediately and an additional 25% on each anniversary of the date of grant; and fully exercisable upon a change of control of the Company.


Report of Compensation Committee Regarding Executive Compensation

     The Board of Directors has determined that the Company's executive compensation program will be administered by the Compensation Committee (the "Committee") which consists of three non-employee independent directors. The Committee was established in April 1993, following completion of the Company's initial public offering.

     For fiscal 2000 executive compensation consisted generally of base salary, bonuses, grants of stock options under the Company's Employee Stock Option Plan and participation in the Company's Deferred Compensation Incentive Plan. The Committee annually reviews the Company's executive compensation program and policies and approves compensation for executive personnel.

     The overall policy objective of the Company's executive compensation program is to provide base compensation levels and compensation incentives (in the form of bonuses and stock options) that attract and retain the highest quality individuals for key executive positions with the Company. The executive compensation program is intended to recognize individual contribution to corporate performance and to recognize the overall performance of the Company relative to the performance of other corporations in the homebuilding industry.

Base Compensation

     The Committee annually reviews base compensation levels of executive personnel to determine that such compensation is competitive, both individually and in the aggregate, with other homebuilding industry companies of comparable size and profitability. Comparisons with other companies are obtained through public information and surveys of homebuilding industry compensation available from outside compensation advisors. Individual base compensation levels are set based upon these competitive factors but also are varied based upon performance, experience and the scope of each particular position.

Bonuses

     The Company awards annual and periodic cash bonuses to its executive personnel. These bonuses tie a portion of compensation directly to results achieved during each fiscal year. Individual amounts are determined by an evaluation of individual performance, division performance and Company performance. As with base compensation, the Committee reviews bonuses and the bonus structure annually in an effort to set a program which promotes behavior which is intended to enhance shareholder value and is competitive, both as to the bonus and when combined with base salary, with other homebuilders of comparable size and profitability.

     For fiscal 2000, bonuses for executive personnel in each of the Company's operating divisions were tied, in large measure, to the ability of each division to meet or exceed various benchmark measurements relating to financial and operating performance established at the beginning of the fiscal year and the overall pre-tax earnings and production of the division.

     Bonuses for executive personnel whose activities are not directly a part of the operating divisions were based in part upon the ability of the Company to meet or exceed pre-set performance goals, in part on the achievement of specific objectives in programs of a broader nature and in part were set at levels to bring total cash compensation in line with other homebuilders. A bonus for the chief executive officer was to be based on achieving or surpassing a pre-determined benchmark for return on equity by the Company and its subsidiaries and on the achievement of specific objectives in programs of a broader nature. The Company has adopted a Deferred Compensation Incentive Plan under which bonuses otherwise payable to certain executive officers would be deferred and matched by the Company up to $20,000 with all proceeds invested in Company stock. Amounts deferred for fiscal 2000 were at the election of each executive officer.

Stock Options

     Stock options are granted as a means of aligning the economic interests of key personnel with those of the shareholders of the Company. For fiscal 2000, stock options were granted for 270,000 shares of the Company's common stock to employees.

     In the past, options were granted to all executive and other key personnel who were not then shareholders of the Company at time of the Company's initial public offering. Other options also have been granted to executive and management personnel at the time of hire. Periodic grants of options to key employees have been made. Options were granted in fiscal 2000 to each division president and to others, at the time of hire based on the potential for future contribution to the success of the Company and as the Compensation Committee determined.

CEO Compensation

     The criteria previously enumerated are those that have been applied to the Company's Chief Executive Officer, Geaton A. DeCesaris, Jr. During fiscal 2000 Mr. DeCesaris received base compensation of $450,000, which was the same as fiscal 1999. Mr. DeCesaris received a bonus for fiscal 2000 of $761,060 and there was $220,000 of deferred compensation. This was an increase of $353,391 from the fiscal 1999 level for the bonus and deferred compensation for the prior year. In determining Mr. DeCesaris' compensation, the Committee recognized that the Company continued its strong performance from fiscal 1999 levels and made progress in several areas, including geographical expansion, reduction of land under development and debt level, integration of expanded operations, improving the quality of management and long-term strategic planning. During the year, Mr. DeCesaris received options to purchase 50,000 shares of common stock, and the Company entered into an employment agreement with him.

                Richard S. Frary
                Ronald M. Shapiro
                Richard B. Talkin
                Members of the Compensation Committee

Compensation Committee Interlocks and Insider Participation

     Mr. Talkin, a member of the Compensation Committee, performs legal services for the Company.

Director Compensation

       During fiscal 2000, the Company paid each non-employee director $6,000 per year plus $2,500 for each Board meeting and $1,000 for each committee meeting not held in conjunction with a Board meeting which they attended and reimbursed such directors for all out-of-pocket expenses incurred in connection with their activities as directors. Total compensation to Messrs. Connelly, Frary, Shapiro, and Talkin was $16,500 each. Mr. Connelly elected to defer $6,000 of compensation under the Deferred Compensation Incentive Plan and received a 20% Company match of that amount. During the fiscal year ended July 31, 1999, the Company engaged Mr. Talkin as counsel to provide legal services to the Company in certain matters.

Meetings and Committees of the Board

     The Board of Directors has designated several committees of the Board, including a Compensation Committee, an Audit Committee and an Executive Committee, the functions and membership of which are described below.

     The Compensation Committee is responsible for approving recommendations to the Board of Directors regarding salaries, incentive bonuses and other compensation arrangements with executive officers of the Company and for the administration of the Washington Homes Employee Stock Option Plan. The Audit Committee's functions include making recommendations to the Board of Directors on the selection and evaluation of the Company's auditors, reviewing the financial reporting process, the system of internal control and the audit process and reporting and performing any other duties or functions deemed appropriate by the Board or as specified in its charter. During fiscal 2000, the Company adopted a charter for the audit committee which is filed as an exhibit to this report. The Executive Committee may, with certain limitations, act for the Board of Directors between meetings of the Board.

     The members of the Compensation Committee during fiscal 2000 were Messrs. Frary, Shapiro and Talkin, and the members of the Audit Committee were Messrs. Connelly, Frary, Shapiro and Talkin. Mr. Shapiro was Chairman of the Compensation Committee, and Mr. Frary was Chairman of the Audit Committee. The Executive Committee consisted of Geaton A. DeCesaris, Sr., Geaton A. DeCesaris, Jr. and Paul C. Sukalo.

     During fiscal 2000, the Board of Directors met four times; the Executive Committee acted by unanimous consent 18 times; the Compensation Committee met twice and acted by unanimous consent four times; and the Audit Committee met once. All Directors attended 75% of the aggregate of all meetings of the Board of Directors and the Committees on which they served during fiscal 2000.

Agreements with Executive Officers and Others

     The Company has entered into employment agreements which become effective upon a change of control of the Company with Messrs. Pellerito, Spendley, Sukalo and Miller who are executive officers, A. Hugo DeCesaris and Marco A. DeCesaris who are officers and holders of in excess of 5% of Company's outstanding common stock and two other officers. If during the two-year period following a change of control the officer's employment is terminated or that person's responsibilities are diminished causing his resignation, then such person shall be entitled to a severance payment equal to one year's salary (18 months in the case of A. Hugo DeCesaris and Mr. Sukalo) plus the bonus that would have been paid at the date of termination under any bonus plan in effect on the date of the agreement, provided, however, that the bonus payment must be at least equal to 50% of base salary. There is no severance payment for terminations resulting from death, disability or with cause by the employer or if employee resigns without good reason.

     Geaton A. DeCesaris, Sr., a holder of 8.7% of the Company's outstanding common stock, retired as Chairman of the Board during fiscal 1999. The Company has agreed to provide Mr. DeCesaris with compensation for acting as a consultant commencing August 1, 1999 of $130,000 per annum to continue for life, but not less than ten years. Mr. DeCesaris will continue to participate in employee benefit plans of the Company. In the event of a change of control of the Company, the program is required to be funded.

     In fiscal 2000, the Company entered into an employment agreement with Geaton A. DeCesaris, Jr. who serves as Chairman of the Board, President, and Chief Executive Officer of the Company. It provides for employment until June 30, 2003 but may be extended each year. The Agreement provides for a base salary of $500,000 (subject to yearly 10% increases) plus a cash bonus of 50% of base salary if the Company's pretax return on equity ("ROE") is at least 15% and a cash bonus of 100% of base salary if pretax ROE exceeds 20%. He is entitled to an additional bonus of 5% of the amount by which the Company's ROE exceeds 20%. In the event Mr. DeCesaris' employment is terminated under certain circumstances including a change of control, he is entitled to a severance payment equal to three times average salary and bonus. At the time of entering into the employment agreement, Mr. DeCesaris was granted options for 50,000 shares, 12,500 of which were immediately exercisable and the balance were exercisable for 12,500 shares on each of the first three anniversaries of the date of grant. Upon a change of control of the Company, the option is fully exercisable. The options were not granted under the Company's Employee Stock Option Plan.

Cumulative Total Return

     The following graph compares the total return on the Company's common stock during the period from August 1, 1995 to July 31, 2000 with the Standard & Poor's 500 Stock Index and the Dow Jones Home Construction Index:



                                 [ CHART HERE ]








Item 12. Security Ownership of Certain Beneficial Owners and Management

Securities Ownership of Certain Beneficial Owners

     The following table sets forth certain information as of September 20, 2000, except as otherwise noted, with respect to the beneficial ownership of the Company's voting common stock by each person known by the Company to be the beneficial owner of more than five percent of its outstanding voting common stock:

                                                     Shares of Voting Common
                                                    Stock Beneficially Owned
                                                   --------------------------
       Name and Address
   of Beneficial Owners(1)                           Number       Percent (2)
   -----------------------                           ------       -----------
Geaton A. DeCesaris, Jr. (3)(4)(5)(6)..........    1,117,294       13.7
Geaton A. DeCesaris, Sr. (3)(4)(7).............      709,369        8.7
A. Hugo DeCesaris (3)(4)(5)(8).................      602,835        7.4
Marco A. DeCesaris (3)(4)(5)(9)................      540,551        6.6
Joseph A. DeCesaris (3)(4)(5)..................      463,403        5.7
Dimensional Fund Advisors, Inc. (10)
  1299 Ocean Avenue
  Santa Monica, CA  90401......................      522,000        6.4

--------------
(1) The address for DeCesaris family members is 1802 Brightseat Road, Landover, Maryland 20785-4235.
(2)  Based on 8,129,461 shares outstanding.
(3) Includes shares held by spouse and jointly with spouse. Each person listed has joint voting and investment power with that person's spouse with respect to the shares jointly owned. Also includes shares held in that person's retirement plan accounts.
(4)  Geaton A. DeCesaris,  Jr., Marco A. DeCesaris, A. Hugo DeCesaris and Joseph
     A. DeCesaris are the sons and Paul C. Sukalo is the son-in-law of Geaton A. DeCesaris, Sr. While these persons have acted together in various businesses, principally in real estate, except with respect to the proposed merger into a subsidiary of Hovnanian, there has been no agreement among them to vote their shares together or to otherwise act in concert concerning the affairs of the Company. Each of the individuals disclaims beneficial ownership of any shares other than as listed opposite such person's name in the table above or the table on the next page. On August 28, 2000 the Company entered into an agreement with Hovnanian as described in "Item 1 - Recent Developments." In connection with the proposed merger these individuals have entered into voting agreements with Hovnanian to vote their shares in favor of the merger.
(5) Does not include shares held by certain DeCesaris family trusts for the benefit of family members, portions of which may be deemed indirectly beneficially owned as follows: 100,000 shares by Geaton A. DeCesaris, Jr., 40,000 shares by Marco A. DeCesaris, 40,000 by A. Hugo DeCesaris and 80,000 by Joseph A. DeCesaris. The co-trustees of these trusts have shared voting and investment power with respect to shares held.
(6) Includes 21,500 shares held as custodian for family members and 7,000 by a corporation which he controls.
(7) Includes 590,000 shares held in a trust for family members for which Mr. DeCesaris acts as trustee.
(8)  Includes 72,000 shares held as custodian for family members.
(9)  Includes 8,000 shares held as custodian for family members.
(10) Beneficial ownership is as of December 31, 1999. Dimensional Fund Advisors, Inc. ("DFA"), has informed the Company that it is a registered investment advisor and investment manager, that it has sole power to vote and sole dispositive power with respect to all shares held.

Securities Ownership of Management

     The following table sets forth information as of September 20, 2000 regarding beneficial ownership of the Company's common stock by each Director, each of the persons named in the Summary Compensation Table set forth in Item 11 and Directors and executive officers of the Company as a group:

                                                                   Percentage
                                                                      of
                                     Number of Shares             Outstanding
         Name                       Beneficially Owned             Shares (7)
         ----                       ------------------             ----------
Geaton A. DeCesaris, Jr........   1,117,294   (1) (2) (3) (4)         13.7%
Geaton A. DeCesaris, Sr........     709,369   (1) (3) (5)              8.7
Thomas Pellerito...............     365,000   (4)                      4.5
Paul C. Sukalo.................     266,211   (1) (3) (6)              3.3
Clayton Miller.................      12,462   (1) (3) (4)              *
Christopher Spendley...........       1,000   (3) (4)                  *
Thomas Connelly................      56,000   (1) (3) (4)              *
Richard S. Frary...............      53,830   (1) (3)                  *
Ronald M. Shapiro..............       2,225   (3)                      *
Richard B. Talkin..............      11,000   (1) (3)                  *
All Directors and
 executive officers as a
 group (10 persons)............   2,594,391   (1) (2) (3) (4) (5) (6) 31.9
-----------

*    Less than 1% of issued and outstanding shares of common stock.
(1) Includes shares held by spouse or jointly with spouse, and/or shares held in retirement plan accounts.
(2) Does not include 100,000 shares held in the DeCesaris family trusts which may be deemed indirectly beneficially owned by Geaton A. DeCesaris, Jr., but does include 21,500 shares held as custodian for family members and 7,000 shares by a corporation which he controls.
(3) Does not include shares which such person has a right to acquire through the exercise of options as follows: Mr. DeCesaris, Jr. 95,000; Mr. DeCesaris, Sr. 20,000; Mr. Sukalo 24,000; Mr. Spendley 72,000; Mr. Miller 34,000; Mr. Connelly 20,000; Mr. Shapiro 27,000; Mr. Talkin 27,000; and Mr. Frary 25,000 and all executive officers and directors as a group 344,000.
(4) Does not include shares which such person has the right to receive under the deferred compensation incentive plan as follows: Mr. DeCesaris, Jr. 26,736; Mr. Pellerito 21,787; Mr. Miller 3,975; Mr. Spendley 7,950; and Mr. Connelly 1,157.
(5) Includes 590,000 shares held in a trust for the benefit of DeCesaris family members for which Geaton A. DeCesaris, Sr. acts as trustee.
(6) Does not include 60,000 shares held in the DeCesaris family trusts which may be deemed indirectly beneficially owned by Paul C. Sukalo.
(7)  Based on 8,129,461 shares outstanding


Item 13.     Certain Relationships and Related Transactions

     The Company and its subsidiaries currently lease over 24,000 square feet of office space in the Ingle West Office Building in Landover, Maryland from Citadel Land, Inc., a corporation owned by members of the DeCesaris family, pursuant to a lease expiring in January 2008 at a base annual rental of $444,000. The rental is subject to adjustment for increased operating expenses and changes in the Consumer Price Index. For fiscal 2000, the Company paid Citadel $554,000 in rentals.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements

     The following consolidated financial statements of Washington Homes, Inc. and subsidiaries are filed as a part of this report:

     Independent Auditors' Report

     Consolidated Balance Sheets at July 31, 2000 and 1999

     Consolidated Statements of Operations for each of the years in the three-year period ended July 31, 2000

     Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended July 31, 2000

     Consolidated Statements of Cash Flows for each of the years in the three-year period ended July 31, 2000

     Notes to Consolidated Financial Statements for each of the years in the three-year period ended July 31, 2000

(b) Reports on Form 8-K

     During the period from May 1, 2000 to July 31, 2000, the registrant did not file any reports on Form 8-K.

(c) Exhibits

     There are included in this report or incorporated herein by reference the following exhibits:


Exhibit No.                                    Description of Exhibit
-----------                                    ----------------------
 2.1          Asset Purchase Agreement #1 dated as of March 24, 1999 (Filed as Exhibit 2(a) to 8-K
              Report dated April 20, 1999) *
 2.2          Asset Purchase Agreement #2 dated as of March 24, 1999 (Filed as Exhibit 2 (b) to 8-K
              Report dated April 20, 1999) *
 2.3          Agreement and Plan of Merger among Hovnanian Enterprises, Inc. ("Hovnanian"), WHI
              Holding Co., Inc. and the registrant dated as of August 28, 2000 (Filed as Exhibit 1 to
              Schedule 13D dated September 7, 2000 filed by Hovnanian, File No. 5-42891)*
 2.4          Voting Agreement (Form A) dated as of August 28, 2000 among Hovnanian and several shareholders of the registrant (Filed as Exhibit 2 to Schedule 13D dated September 7,
              2000 filed by Hovnanian, File No. 5-42891)*
 2.5          Voting Agreement (Form B) dated as of August 28, 2000 among Hovnanian and several shareholders of the registrant (Filed as Exhibit 3 to Schedule 13D dated September 7,
              2000 filed by Hovnanian, File No. 5-42891)*
 3.1          Articles of Incorporation of registrant, as amended (Filed as Exhibit 3(a) to
              Registration No. 33-52648) *
 3.2          Articles of Merger merging WH Holdings, Inc. into registrant (Filed as Exhibit 3 (a) (1)
              to Registration No. 33-52648) *
 3.3          Articles of Restatement of Charter of registrant (Filed as Exhibit 3 (a) (2) to
              Registration No. 33-52648) *
 3.4          Articles Supplementary to the Charter of registrant (Filed as Exhibit 3 (a) (3) to
              Registration No. 33-52648) *
 4.1          Specimen Common Stock Certificate  (Filed as Exhibit 4 (a) to Registration No. 33-52648)
              *
10.1          Office Lease Agreement between Citadel Land, Inc. and the Company dated as of January 1,
              1997 (Filed as Exhibit 10 (a) to 10-K Report for year ended July 31, 1998) *
10.2          First Amendment to Office Lease Agreement between Citadel land, Inc. and the Company dates as of May 14, 1998 (Filed as Exhibit 10 (b) to 10-K Report for year ended July 31,
              1998) *


Exhibit No.                                    Description of Exhibit
-----------                                    ----------------------
10.3          Second Amendment to Office Lease Agreement between Citadel Land, Inc. and the Company dated as of  June 1, 1998 (Filed as Exhibit 10 (c) to 10-K Report for year ended July
              31, 1998) *
10.4          Third Amendment to Office Lease between Citadel Land, Inc. and the Company dated as of
              February 25, 1999
10.5          Note Agreement dated as of April 15, 1994 with respect to $43,000,000 Senior Notes due
              October 2000 (Filed as Exhibit 19 to 10-Q Report for quarter ended April 30, 1994 - File
              No. 1-7643) *
10.6          1999 Amended and Restated Loan Agreement for $120 Million Credit Facility dated as of
              September 17, 1999 with a group of lenders and  First Union National Bank as Collateral
              Agent and First Union Capital Markets Corp. as Administrative Agent. (Filed as Exhibit
              10 (e) to 10-K Report for year ended July 31, 1999)*
10.7          Second  Amendment  Agreement dated as of January 30, 1998
              to Note  Agreement  dated April 15, 1994 (Filed as Exhibit 10 to 10-Q Report for quarter ended January 31, 1998) *
10.8          Washington Homes, Inc. 401(k) Plan (Filed as Exhibit 10 (i) to 10-K Report for year ended July 31, 1996) *
10.9          Amendment to Washington Homes, Inc. 401(k) Plan (Filed as Exhibit 10 (i) to 10-K Report
              for year ended July 31, 1999)*
10.10         Washington Homes, Inc. Employee Stock Option Plan (Filed as Exhibit 10 (f) to
              Registration No. 33-52648) *
10.11         Amendment to Employee Stock Option Plan (Filed as Exhibit 10 (f) (1) to Registration No.
              33-52648) *
10.12         Amendment Number 2 to Employee Stock Option Plan (Filed as Exhibit 10 (k) to 10-K Report
              for year ended July 31, 1998) *
10.13         Washington Homes, Inc. Non-Employee Directors' Stock Option Plan (Filed as Exhibit A to
              Definitive Proxy Statement for meeting held December 9, 1994) *
10.14         Amendment to Non- Employee Directors' Stock Option Plan (Filed as Exhibit 10(o) to 10-K
              Report for year ended July 31, 1998) *
10.15         Form of Change of Control Employment Agreements with Thomas Pellerito, Christopher
              Spendley, Paul Sukalo, and Clayton Miller (Filed as Exhibit 10 (n) to 10-K Report for
              year ended July 31, 1999)*
10.16         Washington Homes Deferred Compensation Incentive Plan (Filed as Exhibit A to Proxy
              Statement for Annual Meeting of Shareholders held November 19, 1999)*
10.17         Employment Agreement dated as of June 30, 2000 with Geaton A. DeCesaris, Jr. including
              Non-Statutory Stock Option
21            Subsidiaries of registrant
23            Consent of Independent Auditors
24            Power of Attorney
27            Financial Data Schedule
99.1          Audit Committee Charter

--------
*    Incorporate herein by reference.


(d) Financial Statement Schedules

    All schedules are omitted because the information is not applicable or is presented in the financial statements or related notes.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on the 11th of October, 2000 the undersigned, thereunto duly authorized.

WASHINGTON HOMES, INC.
(Registrant)

By:     /s/  GEATON A. DECESARIS, JR.
        -----------------------------
        Geaton A. DeCesaris, Jr., Chairman of the Board,
        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    Name                               Position                       Date
                    ----                               --------                       ----
/s/ GEATON A. DECESARIS, JR.             Chairman of the Board, President and   October 11, 2000
-----------------------------            Principal Executive Officer
Geaton A. DeCesaris, Jr.

/s/ GEATON A. DECESARIS, SR.*            Director                               October 11, 2000
-----------------------------
Geaton A. DeCesaris, Sr.

/s/ THOMAS CONNELLY*                     Director                               October 11, 2000
-----------------------------
Thomas Connelly

/s/ PAUL C. SUKALO*                      Director                               October 11, 2000
-----------------------------
Paul C. Sukalo

                                         Director                               October   , 2000
-----------------------------
Ronald M. Shapiro

/s/ RICHARD S. FRARY*                    Director                               October 11, 2000
-----------------------------
Richard S. Frary

/s/ RICHARD B. TALKIN*                   Director                               October 11, 2000
-----------------------------
Richard B. Talkin

/s/ THOMAS J. PELLERITO*                 Director                               October 11, 2000
-----------------------------
Thomas J. Pellerito

/s/ CHRISTOPHER SPENDLEY                 Principal Financial Officer            October 11, 2000
-----------------------------
Christopher Spendley

/s/ CLAYTON W. MILLER                    Principal Accounting Officer           October 11, 2000
-----------------------------
Clayton W. Miller


*By:  /s/ GEATON A. DECESARIS, JR.
      ----------------------------
      Geaton A. DeCesaris, Jr.
      Attorney-in-fact