Form 10-Q
period 2000-10-31
WASHINGTON HOMES INC
filed 2000-12-15
CIK 104834

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: October 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 1-7643

                             WASHINGTON HOMES, INC.
             (Exact name of registrant as specified in its charter)


                  MARYLAND                                   52-0818872
                  --------                                   ----------
         (State or other jurisdiction of                    (IRS Employer
          Incorporation or organization)                   Identification No.)

         1802 Brightseat Road, Landover, MD                   20785-4235
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

                               YES  [X]          NO ___


Number of shares of each of the registrant's classes of common stock outstanding at October 31, 2000

               Class                                       Number of Shares
               -----                                       ----------------
   Common Stock (voting), $.01 par value                      8,167,961
   Common Stock (non-voting), $.01 par value                          0

                             WASHINGTON HOMES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION


 ITEM 1.  Financial Statements
     Condensed Consolidated Balance Sheets (Unaudited)
     - October 31, 2000 and July 31, 2000                                   3

     Condensed Consolidated Statements of Earnings (Unaudited)
     -  Three Months Ended October 31, 2000 and 1999                        4

     Condensed Consolidated Statement of Shareholders' Equity (Unaudited)
     -  Three Months Ended October 31, 2000                                 5

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     -  Three Months Ended October 31, 2000 and 1999                        6

     Notes to Condensed Consolidated Financial Statements (Unaudited)       7

 ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10

 ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk       13

PART II.  OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                 14

PART 1.  ITEM 1.  Financial Statements

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands except share data)

                                                         October 31,    July 31,
                                                            2000         2000
                                                            ----         ----
ASSETS

     Cash and cash equivalents .......................   $  11,236    $  14,317
     Residential inventories .........................     128,543      130,573
     Excess of cost over net assets acquired, net ....       8,231        8,331
     Investment in joint ventures ....................       3,273        3,370
     Other ...........................................      10,794       11,967
                                                         ---------    ---------
          Total Assets ...............................   $ 162,077    $ 168,558
                                                         =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Notes and loans payable .........................   $  39,698    $  36,323
     Trade accounts payable ..........................      23,019       32,558
     Income taxes ....................................         587        2,977
     Other ...........................................      10,811       13,745
                                                         ---------    ---------
         Total liabilities ...........................      74,115       85,603

Shareholders' Equity
     Common stock
     15,000,000 shares voting common stock
       authorized, $.01 par value, 8,167,961 and
       7,780,961 shares issued and outstanding .......          82           78
     1,100,000 shares non-voting common stock
       authorized, $.01 par value, 0 shares issued
       and outstanding ...............................          --           --
     Additional paid-in capital ......................      36,530       34,610
     Retained earnings ...............................      51,392       48,311
     Common stock held in Grantor Trust,
       63,752 shares at cost .........................        (349)        (349)
     Deferred compensation obligation ................         307          305
                                                         ---------    ---------
         Total shareholders' equity ..................      87,962       82,955
                                                         ---------    ---------

         Total Liabilities and Shareholders' Equity ..   $ 162,077    $ 168,558
                                                         =========    =========



See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                        (in thousands except share data)


                                                            Three Months Ended
                                                               October 31,
                                                            2000           1999
                                                            ----           ----
Revenues
         Homebuilding ..............................    $  102,201    $   85,889
         Land sales ................................           166           418
         Other income ..............................         2,138         1,116
                                                        ----------    ----------
              Total revenues .......................       104,505        87,423

Expenses
         Cost of sales - homebuilding ..............        82,155        68,794
         Cost of sales - land ......................           163           396
         Selling, general and administrative .......        15,140        12,033
         Interest ..................................         1,604         1,546
         Financing fees ............................           244           206
         Amortization and depreciation expense .....           199           166
                                                        ----------    ----------
              Total expenses .......................        99,505        83,141
                                                        ----------    ----------

Earnings before income taxes .......................         5,000         4,282

         Income tax expense ........................         1,919         1,655
                                                        ----------    ----------

Net earnings .......................................    $    3,081    $    2,627
                                                        ==========    ==========

Earnings per common share
              Basic ................................    $     0.38    $     0.33
                                                        ==========    ==========
              Diluted ..............................    $     0.36    $     0.32
                                                        ==========    ==========

Weighted average common shares
              Basic ................................     8,083,729     7,946,187
                                                        ==========    ==========
              Diluted ..............................     8,511,420     8,218,161
                                                        ==========    ==========




See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       Three Months Ended October 31, 2000
                                   (Unaudited)
                                 (in thousands)



                                          Common Stock        Additional             Common Stock     Deferred        Total
                                       ---------------------   Paid-in    Retained     Held by      Compensation   Shareholders'
                                        Voting    Non-voting   Capital    Earnings   Grantor Trust   Obligation      Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, August 1, 2000 .............. $    78     $     0     $34,610     $48,311     $  (349)     $   305        $82,955
   Exercise of stock options .........       4          --       1,920          --          --           --          1,924
   Deferred compensation obligation ..      --          --          --          --          --            2              2
   Net earnings ......................      --          --          --       3,081          --           --          3,081
--------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2000 ............ $    82     $     0     $36,530     $51,392     $  (349)     $   307        $87,962
================================================================================================================================




See accompanying Notes.

                     WASHINGTON HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                     Three Months Ended
                                                         October 31,
                                                             2000         1999
                                                             ----         ----
Cash flows from operating activities:
   Net earnings ........................................   $  3,081    $  2,627
   Adjustments to reconcile net earnings to
   net cash used in operating activities:
            Amortization and depreciation ..............        199         166
   Changes in assets and liabilities:
            Residential inventories ....................      2,030     (11,384)
            Other assets ...............................      1,164        (706)
            Trade accounts payable .....................     (9,539)     (3,043)
            Income taxes ...............................     (2,390)     (1,473)
            Other liabilities ..........................     (2,934)     (2,940)
            Deferred compensation obligation ...........          2          94
                                                           --------    --------
            Net cash used in operating activities ......     (8,387)    (16,659)

Cash flows from investing activities:
   Purchases of property and equipment, net of disposals        (90)       (200)
   Distribution from (investment in) joint ventures ....         97        (450)
                                                           --------    --------
            Net cash provided by (used in)
                investing activities ...................          7        (650)

Cash flows from financing activities:
   Proceeds from notes and loans payable ...............     98,764      76,050
   Repayments of notes and loans payable ...............    (95,389)    (59,208)
   Exercise of stock options ...........................      1,924          --
   Purchase and retirement of Company stock ............         --        (111)
                                                           --------    --------
            Net cash provided by financing activities ..      5,299      16,731

Net decrease in cash and cash equivalents ..............     (3,081)       (578)

Cash and cash equivalents, beginning of period .........     14,317      12,734
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $ 11,236    $ 12,156
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and SEC regulations. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report to Shareholders for the year ended July 31, 2000. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001.

2. Shareholders' Equity

         Common Stock. The Company has 8,167,961 shares of common stock outstanding at October 31, 2000 all of which are voting shares. Except for voting rights, the non-voting common stock is substantially the same as the Company's voting common stock.

         Deferred Compensation Incentive Plan. Effective as of July 31, 1999, the Company adopted a Deferred Compensation Incentive Plan ("Plan") for certain key employees who may elect to defer a portion of their future compensation. The Company matches the lesser of 20% of the amount deferred or $20,000, with the match subject to a five-year vesting schedule. The Plan may be funded by the purchase of the Company's common stock. The Company retires any Company stock acquired by the Plan and the future issuance of the same number of shares will be from newly issued shares. During the three months ended October 31, 2000, no shares were acquired by the Plan.

         Stock Repurchase Program. In January 2000, the board of directors adopted a stock repurchase program for up to 800,000 shares of the Company's common stock. The shares are repurchased in the open market or in block trades and purchases are dependent on market conditions. Shares repurchased are retired or used to meet the Company's current employee benefit plan obligations. During the quarter ended October 31, 2000, no shares were repurchased.

3. Earnings Per Share

         Basic earnings per common share are computed based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are computed based on the weighted average number of shares of common stock outstanding plus equivalent shares relating to stock options outstanding and shares that are associated with the Company's deferred compensation plan.

4. Notes and Loans Payable

         Notes and loans payable consist of the following:

                                                       October 31,      July 31,
                                                          2000            2000
                                                          ----            ----
                                                             (in thousands)
Senior notes ...................................         $     0         $14,333
Revolving credit facilities ....................          37,114          18,628
Land acquisition and development ...............           2,445           3,274
Mortgages and other notes payable ..............             139              88
                                                         -------         -------
                                                         $39,698         $36,323
                                                         =======         =======


          Senior Notes. In April 1994, the Company issued $43,000,000 principal amount of unsecured Senior Notes. Two series of Senior Notes were issued:
$30,000,000 with a fixed rate of 8.61% per annum, with interest payable semi-annually beginning in October 1994 and $13,000,000 with a floating rate of LIBOR plus 2.4%, with interest payable July 1994 and either quarterly or semi-annually thereafter at the option of the Company. Beginning April 1998, interest became payable on a quarterly basis for both series of Senior Notes. Principal repayments were due in three equal annual installments commencing in October 1998 and continuing to October 2000. The scheduled principal repayments of $14,333,333 were made and as of October 31, 2000, the notes were fully retired.

         Revolving Credit Facilities. At October 31, 2000, the Company had two secured credit facilities totaling $131 million to fund land acquisition, home construction, letters of credit, and principal repayments on its Senior Notes. In September 1999, the Company increased the credit availability under one of the facilities to $120 million from $70 million. The new credit facility is comprised of a $100 million revolving loan with a maturity date (which may be extended) of October 30, 2001, and a $20 million, term loan with an initial maturity of 2 years plus three one-year extension options. $14.3 million of the term loan was used in October 1999 for a principal repayment of the Company's Senior Notes. The remaining $5.7 million was used to repay a portion of the Senior Notes repayment due in October 2000. The other credit facility consists of a $15 million revolving loan with a maturity date (which may be extended) of April 19, 2001. At October 31, 2000, $37.1 million was outstanding under both facilities. Borrowings under the facilities bear interest at thirty-day LIBOR (6.62% at October 31, 2000) plus 1.75% for the revolving credit facilities and 2.85% for the term loan.

        Land Acquisition and Development Loans. The Company has loans with various lenders for the acquisition and development of land which bear interest at a fixed rate of 8% or variable rates of prime plus 0.5% to prime plus 1% and are collateralized by the related inventory.

        Mortgages and Other Notes Payable. Mortgages and other notes payable bear interest at rates ranging from 4.8% to 10% and mature in varying periods of up to 5 years.

5. Segment Reporting

         The Company's reportable segments are strategic business units that offer different products and services. The business segments of the Company are defined as homebuilding and financial services. The homebuilding operations include the construction and sale of homes and the development and sale of land and comprise approximately 97% or more of consolidated revenues for the quarters ended October 31, 2000 and 1999. The financial services operations include the origination of mortgage loans primarily to the Company's home purchasers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment revenue represents the elimination of revenue included in financial services revenue for amounts paid by the homebuilding operations for financing costs of the home purchasers. The information below is presented in conformity with SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" for all periods presented.

                                                         Three Months Ended
                                                              October 31,
   (dollars in thousands)                                 2000           1999
--------------------------------------------------------------------------------
 Revenues
    Homebuilding .................................     $ 102,367      $  86,307
    Financial services ...........................         2,037          1,109
    Intersegment .................................          (604)          (380)
    Other ........................................           705            387
--------------------------------------------------------------------------------
     Revenues ....................................     $ 104,505      $  87,423
================================================================================

 Selling, General and Administrative
    Homebuilding .................................     $  13,870      $  11,161
    Financial services ...........................         1,270            872
    Other ........................................            --             --
--------------------------------------------------------------------------------
      Selling, General and Administrative ........     $  15,140      $  12,033
================================================================================

 Interest and Financing Expenses
    Homebuilding .................................     $   1,848      $   1,744
    Financial services ...........................            --              8
    Other ........................................            --             --
--------------------------------------------------------------------------------
      Interest and Financing Expenses ............     $   1,848      $   1,752
================================================================================

Amortization and Depreciation
    Homebuilding .................................     $     197      $     164
    Financial services ...........................             2              2
    Other ........................................            --             --
--------------------------------------------------------------------------------
     Amortization and Depreciation ...............     $     199      $     166
================================================================================

 Earnings before Income Taxes
    Homebuilding .................................     $   3,530      $   3,668
    Financial services ...........................           765            227
    Other ........................................           705            387
--------------------------------------------------------------------------------
      Earnings before Income Taxes ...............     $   5,000      $   4,282
================================================================================

 Income Taxes
    Homebuilding .................................     $   1,346      $   1,413
    Financial services ...........................           291             87
    Other ........................................           282            155
--------------------------------------------------------------------------------
      Income Taxes ...............................     $   1,919      $   1,655
================================================================================

 Assets
    Homebuilding .................................     $ 160,799      $ 178,466
    Financial services ...........................         1,278            985
    Other ........................................            --             --
--------------------------------------------------------------------------------
      Assets .....................................     $ 162,077      $ 179,451
================================================================================


6. Merger

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Annual Operating Cycle

         The homebuilding industry in general and the operations of the Company are seasonal in nature. The number of new orders received is generally higher in the period from January through April compared to the balance of the year. Deliveries peak in the fiscal quarter ending July 31 as a substantial portion of homes for which contracts are written during the fiscal quarter ending April 30 are delivered. Delivery volume is relatively constant during the remainder of the year. Backlog is the number of homes under contract but not delivered at the end of the period. Revenue is recognized upon the delivery of finished homes. The following table, which sets forth the quarterly operating results for the Company during the last five fiscal quarters, illustrates this cycle:



                                                               Three Months Ended
                                    ----------------------------------------------------------------------------
                                         October 31,    January 31,   April 30,      July 31,        October 31,
                                             1999          2000         2000           2000             2000
                                             ----          ----         ----           ----             ----
                                                             (dollars in thousands)
Selected Operating Data
(Consolidated)
Revenues - homebuilding                   $85,889        $92,769       $116,114       $164,506       $102,201
Number of homes delivered                     483            500            605            904            553
Number of net new orders                      587            526            902            499            578
Number of homes in backlog                  1,112          1,138          1,435          1,030          1,055
Sales value of backlog                   $219,846       $225,880       $275,066       $209,291       $219,737


Geographic Breakdown of Operations

         Set forth below is information for the Company's operations by geographic markets:


                                                             Three Months Ended
                                                                  October 31,
Net New Orders                                                2000          1999
--------------                                                ----          ----
Consolidated:
Maryland ...........................................           152           176
Virginia ...........................................           138           165
North Carolina .....................................           185           156
Tennessee ..........................................            34            34
Pennsylvania .......................................             5            15
Alabama ............................................            33            12
Mississippi ........................................            31            29
                                                               ---           ---
    Total Consolidated .............................           578           587
Unconsolidated Joint Venture:
Active Adult (1) ...................................            10            --
                                                               ---           ---
Total ..............................................           588           587
                                                               ===           ===
----------
(1) Includes 100% of the activity in a 50% owned active adult community in Raleigh, North Carolina. The joint venture was formed in 1998 with US Home Corporation to develop primarily age-restricted communities. The Company's interest in the joint venture is accounted for under the equity method of accounting.

                                                     Three Months Ended
                                                          October 31,
Homes Delivered                                       2000          1999
---------------                                       ----          ----
Consolidated:
Maryland ...........................................   152           143
Virginia ...........................................   156           105
North Carolina .....................................   156           132
Tennessee ..........................................    29            34
Pennsylvania .......................................     7             9
Alabama ............................................    27            38
Mississippi ........................................    26            22
                                                       ---           ---
    Total Consolidated .............................   553           483
Unconsolidated Joint Venture:
Active Adult (1) ...................................    15            --
                                                       ---           ---
Total ..............................................   568           483
                                                       ===           ===



                                                         October 31,
Backlog of Sold Homes                                2000           1999
---------------------                                ----           ----
Consolidated:
Maryland .........................................    291            276
Virginia .........................................    366            447
North Carolina ...................................    276            263
Tennessee ........................................     48             48
Pennsylvania .....................................      4             23
Alabama ..........................................     39             24
Mississippi ......................................     31             31
                                                    -----          -----
    Total Consolidated ...........................  1,055          1,112
Unconsolidated Joint Venture:
Active Adult (1) .................................     27             --
                                                    -----          -----
Total ............................................  1,082          1,112
                                                    =====          =====

-----------------
(1) Includes 100% of the activity in a 50% owned active adult community in Raleigh, North Carolina. The joint venture was formed in 1998 with US Home Corporation to develop primarily age-restricted communities. The Company's interest in the joint venture is accounted for under the equity method of accounting.


Results of Operations

Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

         Total revenues from homes delivered increased by 19% to $102.2 million during the three months ended October 31, 2000 compared to $85.9 million during the three-month period ended October 31, 1999 as the number of homes delivered from consolidated operations increased to 553 in the first quarter of fiscal 2001 from 483 homes in the first quarter of fiscal 2000. The increased level of revenues reflect a strong housing demand and the Company's excellent land position. The average sales price of homes delivered increased to $184,800 for the first quarter of fiscal 2001 from $177,800 for the first quarter of fiscal 2000. Changes in the average selling price of homes delivered may vary from period to period based on product mix and pricing of specific communities.

         Revenues and gross profit from land sales were $166,000 and $3,000, respectively, for the three months ended October 31, 2000 compared to $418,000 and $22,000, respectively, during the same three-month period in fiscal 2000.

         Other income increased $1,022,000 to $2,138,000 during the three months ended October 31, 2000 compared to $1,116,000 in the same three-month period in fiscal 2000. The increase is primarily due to increased income from mortgage origination activity.

         Gross profit as a percentage of revenues from homes delivered decreased to 19.6% during the three months ended October 31, 2000 compared to 19.9% during the same three-month period in fiscal 2000. However, the gross profit for the current fiscal quarter is an increase over the past three fiscal quarters.

         Selling, general and administrative expenses increased $3.1 million to $15.1 million during the three-month period ended October 31, 2000, compared to $12.0 million in the same three-month period in fiscal 2000. Selling, general and administrative expenses increased as a percentage of homebuilding revenue to 14.8% in the three-month period ended October 31, 2000, compared to 14.0% for the same period in fiscal 2000. The increase is attributable to the 19% increase in homebuilding revenue and the inclusion of $700,000 of expenses relating to the pending merger with Hovnanian Enterprises, Inc.

         Operating income (earnings before interest, financing fees and taxes) increased to $6.8 million in the three months ended October 31, 2000 compared to $6.0 million for the same period in fiscal 2000 and decreased as a percentage of homebuilding revenues to 6.7% from 7.0% for the same period in fiscal 2000.

         Interest and financing fees remained at $1.8 million during the three months ended October 31, 2001 and 2000. However, interest and financing fees as a percent of homebuilding revenue decreased to 1.8% in the first fiscal quarter of fiscal 2001 compared to 2.0% of the first quarter of fiscal 2000.

Capital Resources and Liquidity

         Funding for the Company's residential building and land development activities is provided principally by cash flows from operations and borrowings from banks and other financial institutions. The Company's capital needs depend upon its sales volume, asset turnover, land purchases and inventory levels.

         At October 31, 2000, the Company had cash and cash equivalents of $11.2 million of which $576,000 was restricted to collateralize customer deposits and other escrows. The remaining $10.6 million was available to the Company.

         The Company had $89.7 million in borrowing availability from various lending institutions and land sellers of which $39.7 million was outstanding at October 31, 2000.

         The Company believes that it will be able to fund its activities through fiscal 2001 through a combination of operating cash flow, existing cash balances and existing credit facilities. Except for ordinary expenditures for the construction of homes and acquisition and development of land, the Company does not have any material commitments for capital expenditures at the present time.

Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB 101 must be adopted by the fourth quarter of fiscal year 2001. The Company is evaluating the impact of adopting SAB 101 and currently believes it will not have a significant impact on its financial position and results of operations or the presentation and disclosures in its financial statements.

         During the quarter ended October 31, 2000, SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, became effective. The adoption of these statements did not have a material impact on the financial position or results of operation of the Company.

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

         At October 31, 2000, the Company had $39.7 million of debt outstanding of which $301,000 bears fixed interest rates. The fair value of the Company's fixed rate obligations approximate carrying value based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

         The carrying amounts of the Company's bank borrowings under its short-term bank lines and revolving credit agreements are based on floating rates identified by reference to market rates. If interest rates increased 10%, the expected effect on net income related to variable rate debt would not be significant.

         The Company's objective in its risk management program is to seek a reduction in the potential negative earnings effects from changes in interest rates. The Company's strategy to meet this objective is to maintain a balance between fixed-rate and variable-rate debt, varying the proportion based on the Company's perception of interest rate trends and the market place for various debt instruments. In addition, the Company has entered into an interest rate hedge agreement with a notional amount of $20 million in an effort to minimize its market rate from changes in interest rates. The fair value of the agreement at October 31, 2000 was not significant. The fair value is based on the estimated termination value and represents the amount the Company would have to pay to terminate the agreement as of October 31, 2000. The fair values of all financial instruments approximate their carrying values.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

                  27.  Financial Data Schedule

         (b) Reports on Form 8-K

         During the period from August 1, 2000 to October 31, 2000, the registrant filed the following reports on Form 8-K:


         Date of Report             Items Reported
         --------------             --------------
         August 28, 2000            Items 5, 7
         September 20, 2000         Item 9

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WASHINGTON HOMES, INC.
                                           (Registrant)



Date:  December 15, 2000                   By: /s/ Geaton A. DeCesaris, Jr.
                                               ---------------------------------
                                               Geaton A. DeCesaris, Jr.
                                               Chairman of the Board, President,
                                               and Chief Executive Officer



Date:  December 15, 2000                   By: /s/ Clayton W. Miller
                                               ---------------------------------
                                               Clayton W. Miller
                                               Principal Accounting Officer